Form 10-Q
period 1996-03-31
WELLS REAL ESTATE FUND V L P
filed 1996-05-14
CIK 869713

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              March 31, 1996     or
                              --------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                              -------------------   --------------------

Commission file number                           0-21580
                       -----------------------------------------------------

                         Wells Real Estate Fund V, L.P.
- ----------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

       Georgia                         58-1936904
- -------------------------------    -----------------------------------------
(State of other jurisdiction of   (I.R.S. Employer
incorporation or organization)    Identification no.)

3885 Holcomb Bridge Road, Norcross, Georgia                       30092
- ----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------


- -----------------------------------------------------------------------------
               (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    --------      --------

                                   Form 10-Q
                                   ---------

                         Wells Real Estate Fund V,L.P.
                         -----------------------------

                                     INDEX
                                     -----


                                                              Page No.
                                                              --------


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - March 31, 1996
                  and December 31, 1995..........................3

                  Statements of Income for the Three
                  Months Ended March 31, 1996 and 1995...........4

                  Statement of Partners' Capital
                  for the Year Ended December 31, 1995,
                  and the Three Months Ended March 31, 1996......5

                  Statements of Cash Flows for the Three Months
                  Ended March 31, 1996 and 1995..................6

                  Condensed Notes to Financial Statements........7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.....................................12


PART II. OTHER INFORMATION.......................................19

                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS



                 Assets                                 March 31, 1996    December 31, 1995
                 ------                                ---------------    -----------------
Investment in joint ventures (Note 2)                    $ 13,943,382        $14,067,917
Cash and cash equivalents                                     245,230            256,180
Due from affiliates                                           270,004            260,128
Deferred project costs                                          5,843              5,843
Organization costs, less accumulated
  amortization of $25,521 in 1996  and
  $23,958 in 1995                                               5,729              7,292
Prepaid expenses and other assets                                 350                350
                                                          -----------        -----------

     Total assets                                         $14,470,538        $14,597,710
                                                          ===========        ===========


          Liabilities and Partners' Capital
          ---------------------------------
Liabilities:
  Accounts payable                                       $         0        $     5,000
  Partnership distribution payable                           255,702            251,551
                                                         -----------        -----------

     Total liabilities                                       255,702            256,551
                                                         -----------        -----------

Partners' capital:
  Limited partners
  Class A - 1,541,017 units outstanding                   13,761,727         13,736,181
  Class B - 159,585 units outstanding                        453,109            604,978
                                                         -----------        -----------

                                                          14,214,836        14,341,159
     Total partners' capital                             -----------        ----------

        Total liabilities and partners' capital          $14,470,538       $14,597,710
                                                         ===========       ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                             Three Months Ended
                                                        --------------------------------
                                                        March 31, 1996   March 31, 1995
                                                        ---------------  ---------------
Revenues:
   Interest income                                           $   3,632         $  7,287
   Equity in earnings of joint ventures
      (Note 2)                                                 145,244          185,675
                                                            ----------        ---------
                                                               148,876          192,962
                                                             ---------         --------
Expenses:
   Legal and accounting                                          1,131            4,230
   Computer costs                                                1,061            2,761
   Partnership administration                                   15,745           14,404
   Amortization of organization costs                            1,563            1,562
                                                             ---------         --------
                                                                19,500           22,957
                                                             ---------         --------
 Net income                                                  $ 129,376         $170,005
                                                             =========         ========
Net loss allocated to General Partners                       $       0         $      0

Net income allocated to Class A Limited
  Partners                                                   $ 281,245         $267,144

Net loss allocated to Class B Limited
  Partners                                                   $(151,869)        $(97,139)


Net income per Class A Limited Partner
  Unit                                                      $      .18         $    .17

Net loss per Class B Limited Partner Unit                   $     (.95)        $   (.60)

Cash distribution per Class A Limited
  Partner Unit                                              $      .17         $    .15

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE THREE MONTHS ENDED
                               MARCH 31, 1996


                                               LIMITED  PARTNERS
                                -----------------------------------------------
                                        CLASS A                  CLASS B                      TOTAL
                                ------------------------  ---------------------  GENERAL     PARTNERS'
                                  UNITS       AMOUNT       UNITS      AMOUNT     PARTNERS    CAPITAL
                                ---------  -------------  --------  -----------  --------  ------------
BALANCE, DECEMBER 31, 1994      1,524,814   $13,555,990   175,788   $1,114,912         0  $14,670,902

Net income (loss)                       0     1,124,203         0     (434,564)        0      689,639
Partnership distributions               0    (1,019,382)        0            0         0   (1,019,382)
Class B conversion elections       16,203        75,370   (16,203)     (75,370)        0            0
                                ---------   -----------   -------   ----------        --  -----------
BALANCE, DECEMBER 31, 1995      1,541,017    13,736,181   159,585      604,978         0   14,341,159
Net income (loss)                       0       281,245         0     (151,869)        0      129,376
Partnership distributions               0      (255,699)        0            0         0     (255,699)
                                ---------   -----------   -------   ----------        --  -----------
 BALANCE, MARCH 31, 1996        1,541,017   $13,761,727   159,585   $  453,109        $0  $14,214,836
                                =========   ===========   =======   ==========        ==  ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                  ------------------------------
                                                  March 31, 1996  March 31, 1995
                                                  --------------  --------------
Cash flow from operating activities:

Net income                                           $ 129,376      $ 170,005
  Adjustments to reconcile net earnings to net
    cash used in operating activities:
     Equity in earnings of joint venture              (145,244)      (185,675)
     Distributions received from joint
       ventures                                        260,128        212,495
    Partnership distributions paid                    (251,548)      (201,180)
    Amortization of organization costs                   1,563          1,562
    Changes in assets and liabilities:
      Increase in accounts receivable                        0           (127)
      Decrease in accounts payable                      (5,000)        (3,000)
                                                     ---------      ---------
         Net cash used in operating
            activities                                 (10,725)        (5,920)
                                                     ---------      ---------

Cash flow from investing activities -
   Investment in joint ventures                           (225)      (165,150)
                                                     ---------      ---------

         Net decrease in cash and cash
            equivalents                                (10,950)      (171,070)

Cash and cash equivalents, beginning of year           256,180        484,022
                                                     ---------      ---------

Cash and cash equivalents, end of period             $ 245,230      $ 312,952
                                                     =========      =========

Supplemental Schedule of noncash investing
    activities - deferred project costs
    applied to investing activities                  $       0      $  11,284
                                                     =========      =========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement


(1)  Basis of Presentation
     ---------------------

     The financial statements of Wells Real Estate Fund V, L.P. ( the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for year ended December 31, 1995.

     (a) General
     -----------
     Wells Real Estate Fund V, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income producing commercial or industrial properties.

     On March 6, 1992, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on April 27, 1992. The offering was terminated on March 3, 1993, at which time the Partnership had sold 1,520,967 Class A Units and 179,635 Class B Units representing $17,006,020 of capital contributions by investors who were admitted to the Partnership as Limited Partners.

     As of March 31, 1996, the Partnership owned interests in the following properties: (i) a four-story office building located in Jacksonville, Florida; (ii) two substantially identical two-story buildings located in Clayton County, Georgia; (iii) two retail buildings located in Clayton County, Georgia; (iv) a four-story office building located in Hartford, Connecticut and (v) a three-story office building located in Appleton, Wisconsin. All of the foregoing properties were acquired on an all-cash basis and are described in more detail in Footnote 2 below.

     (b) Employees
     -------------
     The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

     (c) Insurance
     -------------
     Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

     (d) Competition
     ---------------
     The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

(2)  Investment in Joint Ventures
     ----------------------------
     The Partnership owns interest in five properties through its investment in joint ventures of which four are office buildings and one is a retail building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

     The following describes the properties in which the Partnership owns an interest as of March 31, 1996:

     FUND IV - FUND V JOINT VENTURE
     ------------------------------

     On April 14, 1992, the Partnership and Wells Real Estate Fund IV, L.P. ("Wells Fund IV"), a Georgia public limited partnership affiliated with the Partnership though common general partners, entered into a joint venture agreement known as Fund IV and Fund V Associates (the "Fund IV - Fund V Joint Venture"). The investment objectives of Wells Fund IV are substantially identical to those of the Partnership. Wells Fund IV holds an approximately 38% equity interest in the Fund IV - Fund V Joint Venture, and the Partnership holds approximately 62% equity interest in the Fund IV
     - Fund V Joint Venture.The Partnership owns interests in the following two properties through the Fund IV - Fund V Joint Venture:

     The Jacksonville Property
     -------------------------

     On June 8, 1992, the Fund IV-Fund V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida for a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 88,600 square feet (the "Jacksonville Property"). As of March 31, 1996, the Partnership contributed $4,961,709 and Wells Fund IV contributed $3,439,947 to the Fund IV-Fund V Joint Venture to fund the acquisition and development of the Jacksonville Project.

     The Jacksonville Property is leased primarily by International Business Machines Corporation ("IBM"), a computer sales and service corporation, and Customized Transportation, Inc., ("CTI"), a division of CSX Railroad, a transportation corporation.

     The initial term of the IBM lease containing 68,100 square feet is 9 years and 11 months and commenced upon completion of the building in June 1993, with an option to extend the initial lease for two consecutive five-year periods. The annual base rent payable under the IBM lease during the initial term is $1,122,478 payable in equal monthly installments of $93,540. IBM is also required to pay additional rent equal to its share of operating expenses during the lease term.

     The term of the CTI lease containing 11,780 square feet is 5 years and commenced in March, 1994. The annual base rent payable under the CTI lease is $325,965.

     The occupancy rates at the Jacksonville Property were 100% in 1996, 1995, and 1994, and 85% in 1993, the first year of occupancy. The average effective annual rental per square foot at the Jacksonville Property war $16.71 for 1996, $16.53 for 1995, $16.22 for 1994 and $16.38 for 1993.

     The Medical Center Property
     ---------------------------

     On September 14, 1992, the Fund IV - Fund V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the "Medical Center Property"). It is anticipated that a total of approximately $4,200,000 will be required to be contributed to the Fund IV - Fund V Joint Venture for the acquisition and development of the Medical Center Property. As of March 31, 1996, the Partnership had contributed $2,757,540 and Wells Fund IV had contributed $1,296,226 to the Fund IV - Fund V Joint Venture for the acquisition and development of the Medical Center Property. It is currently anticipated that an additional approximately $146,000 will be required for the completion of the Medical Center Project. The Partnership has reserved sufficient funds for this purpose, with any excess costs which may be required to be funded out of operating cash flow.

     Construction on the first building at the Medical Center Project was completed in March, 1993 and the building shell of the second building was completed in April, 1994. Georgia Baptist, a medical health care and urgent care facility, leased approximately 14,669 square feet in the first building for a term of six years and has the option to extend the initial term of the lease for one five-year period. The base rent payable per square foot ranges from $16.00 per month during the first year to $18.50 during the sixth year. In addition, Georgia Baptist has leased approximately 3,376 square feet in the second building for a term of five years at an annual rental rate of $55,704, increasing to $57,392 in the forth year and $59,080 in the fifth year.

     The occupancy rate at the Medical Center Property was 68% in 1996 and 1995, 58% in 1994 and 69% in 1993, the first year of occupancy. The average effective annual rental per square foot at the Medical Center Project was $11.87 for 1996, $10.43 for 1995, $7.59 for 1994 and $11.25 for 1993.

     FUND V - FUND VI JOINT VENTURE
     ------------------------------

     On December 27, 1993, the Partnership and Wells Real Estate Fund VI,
     L.P. ("Wells Fund VI"), a Georgia limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund V and Fund VI Associates (the "Fund V - Fund VI Joint Venture"). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. The Partnership holds an approximately 48% equity interest, and Wells Fund VI holds an approximately 52% equity interest in the Fund V - Fund VI Joint Venture. The Partnership owns interests in the following two properties through the Fund V - Fund VI Joint Venture:

     The Hartford Building
     ---------------------

     On December 29, 1993, the Fund V - Fund VI Joint Venture purchased the Hartford Building, a four-story office building containing approximately 71,000 rentable square foot from Hartford Accident and Indemnity Company for a purchase price of $6,900,000. The Hartford Building is located on
     5.56 acres of land in Southington, Connecticut. The funds used by the Fund V - Fund VI Joint Venture to acquire the Hartford Building were derived from capital contributions made by the Partnership and Wells Fund VI totaling $3,508,797 and $3,432,707, respectively, for total capital contributions to the Fund V - Fund VI Joint Venture of $6,941,504.

     The entire building is leased to Hartford Fire Insurance Company ("Hartford") for a period of nine years and eleven months commencing December 29, 1993. The annual base rent during the initial term is $458,400 payable in equal monthly installments of $38,200 for the first three months, and $724,200 payable in equal monthly installments of $60,350 commencing April 1, 1994 and continuing through the expiration of the initial term of the lease. Hartford also has the option to extend the initial term of the lease for two consecutive five year periods. Under the terms of its lease, Hartford is responsible for property taxes, operating expenses, general repair and maintenance work and a pro rata share of capital expenditures based upon the number of years remaining in the lease.

     The occupancy rate at the Hartford Building was 100% for 1996, 1995 and 1994. The average effective annual rental per square foot at the Hartford Building was $10.11 for 1996, 1995 and 1994, the first year of ownership.

     Stockbridge Village II - Stockbridge South Property
     ---------------------------------------------------

     On November 12, 1993, the Partnership purchased 2.46 acres of real property located in Clayton County, Georgia for $1,022,634. On July 1, 1994, the Partnership contributed the property as a capital contribution to the Fund V - Fund VI Joint Venture.

     Construction of a 5,400 square foot retail building was completed in November, 1994. Construction of a second retail building containing approximately 10,550 square feet was completed in June, 1995. The entire first building was leased by Apple Restaurants, Inc. for nine years and eleven months beginning in December, 1994. The annual base rent under the lease is $125,982 until December 15, 1999, at which time the annual base rent increases to $137,700.

     Glenn's Open Pit Bar-B-Que leased 4,303 square feet of the second retail building for a six year term beginning July 1, 1995. The annual base rent under the lease is $64,548 to June 30, 1997, $68,844 from July 1, 1997 to June 30, 1999, and $77,460 from July 1, 1999 until June 30, 2001.

     The total cost to complete Stockbridge Village II is currently anticipated to be approximately $3,030,000. As of March 31, 1996, the Partnership contributed $1,035,804 and Wells Fund VI had contributed $1,678,380 to the Fund V - Fund VI Joint Venture for the acquisition and development of Stockbridge Village II.

     As of March 31, 1996, the Partnership's equity interest in the Fund V - Fund VI Joint Venture was approximately 48%. Although the ultimate percentage of ownership has not yet been finalized, it is currently anticipated that the remaining cost of approximately $316,000 to complete the project will be contributed by Fund VI, in which event, upon completion of the building funding, the Partnership will own an approximately 34% equity interest in the Fund V - Fund VI Joint Venture.

     The occupancy rate at the Stockbridge Village II Project was 61% for 1996 and 1995. The average effective annual rental per square foot at the Stockbridge Village II is $11.65 for 1996 and $10.41 for 1995, the first year of occupancy.

     FUND V - VI - VII JOINT VENTURE
     -------------------------------

     On September 8, 1994, the Partnership, Wells Fund VI and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), Georgia public limited partnerships affiliated with the Partnership thorough common general partners, entered into a joint venture agreement known as Fund V, Fund VI, and Fund VII Associates (the "Fund V-VI-VII Joint Venture"). The Partnership owns an interest in the following property through the Fund V-VI-VII Joint Venture:

     The Marathon Building
     ---------------------

     On September 16, 1994, Fund V-VI-VII Joint Venture purchased a three-story office building containing approximately 75,000 square feet, located on approximately 6.2 acres of land in Appleton, Wisconsin (the "Marathon Building") for a purchase price of $8,250,000, excluding acquisition costs.

     The funds used by the Fund V-VI-VII Joint Venture to acquire the Marathon Building were derived from capital contributions made by the Partnership, Wells Fund VI and Wells Fund VII totaling $1,337,505, $3,470,958, and $3,470,958, respectively, for total contributions to the Fund V-VI-VII Joint Venture of $8,279,421 including acquisition costs. The Partnership owns an approximately 16% equity interest in the Fund V-VI-VII Joint Venture.

     The entire Marathon Building is leased to Jaakko Poyry Fluor Daniel for a period of approximately twelve years, with options to extend the lease for two additional five-year periods. The annual base rent under the lease is $910,000. The current lease expires December 31, 2006. The lease agreement is a net lease in that the tenant is primarily responsible for the operating expenses, including real estate taxes.

     The occupancy rate at the Marathon Building was 100% for 1996, 1995, and the last three and a half months of 1994. The average annual rental per square foot in the Marathon Building was $12.13 for 1996, 1995, and 1994, the first year of ownership.



     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ------------------------------------------------------------------------
     RESULTS OF OPERATIONS.
     ----------------------

     The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of
     Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially form any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     Gross revenues of the Partnerships were $148,876 for the three months ended March 31, 1996, as compared to $192,962 for the three months ended March 31, 1995. Gross revenues and net income have decreased for the three months ended March 31, 1996 over 1995 levels due chiefly to decreased earnings from joint ventures. Depreciation expense of the joint ventures increased from 1995 to 1996 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years which became effective in the fourth quarter of 1995.

     Expenses of the Partnership decreased from $22,957 for the three months March 31, 1995 to $19,500 for the same period in 1996, due primarily to decreased legal costs.

     Net cash used in operating activities remained relatively stable for three months ended March 31, 1996 and 1995. The change in cash and cash equivalants from $(171,070) for the three months ended March 31, 1995 to $(10,950) for the three months ended March 31, 1996 was due primarily to the decrease in investments in joint ventures.

     The Partnership made cash distributions of investment income to the Limited Partners holding Class A units of $.17 per Class A for the three months ended March 31, 1996, as compared to $.15 per Class A Unit for the three months ended March 31, 1995. No cash distributions of investment income were made to the Limited Partners holding Class B Units.

     PROPERTY OPERATIONS
     -------------------

     As of March 31, 1996, the Partnership owned interests in the following operational properties:

     The Jacksonville Property/Fund IV - Fund V Joint Venture
     --------------------------------------------------------

                                     Three Months Ended March 31
                                    -----------------------------
                                         1996           1995
                                    --------------  -------------
Revenues:
Rental Income                          $  365,992   $    378,807

Expenses:
 Depreciation                              79,296         47,484
 Management & leasing expenses             43,976         45,386
 Other operating expenses                 120,280        134,837
                                          -------        -------
                                          243,552        227,707
                                          -------        -------

Net income                             $  122,440   $    151,100
                                          =======        =======

Occupied %                                    100%           100%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture             61.9%          61.7%

Cash Distribution to Partnership       $  119,024   $    120,827

Net Income Allocated to the
  Partnership                          $   75,760   $     93,064


     Rental Income has decreased in 1996 as compared to 1995 due to an overstatement of rental income in 1995 which was corrected in the third quarter of 1995. Expenses increased for the three months ended March 31, 1996 as compared to 1995 due primarily to increased depreciation due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". The increase in depreciation was partially offset by savings in various operating expenses. Cash distributions remained relatively stable for 1996 and 1995. Cash fundings to the Joint Venture for construction were contributed by the Partnership which increased the Partnership's ownership interest and decreased Wells Fund IV's ownership interest in the Fund IV - Fund V Joint Venture.

     The Medical Center Property/Fund IV - Fund V Joint Venture
     ----------------------------------------------------------

                                             Three Months Ended March 31
                                            -----------------------------
                                                 1996            1995
                                            ---------------  ------------
      Revenues:
        Rental Income                             $105,186       $85,848
        Interest Income                              3,076         3,393
                                                  --------       -------
                                                   108,262        89,241
                                                  --------       -------

      Expenses:
        Depreciation                                39,882        24,477
        Management & leasing expenses               11,042        10,884
        Other operating expenses                    58,787        58,529
                                                  --------       -------
                                                  $109,711       $93,890
                                                  --------       -------

      Net income (loss)                           $ (1,449)      $(4,649)
                                                  ========       =======

      Occupied %                                        68%           62%

      Partnership's Ownership % in the
         Fund IV - Fund V Joint Venture               61.9%         61.7%

      Cash Distribution to Partnership            $ 24,105       $ 9,223

      Net Income (Loss) Allocated to the
         Partnership                              $   (897)      $(2,861)

     Rental income increased in 1996 over 1995 due to increased lease up at the Medical Center Property. Expenses have increased in 1996 over 1995 levels due primarily to lease up of the buildings and the increase in depreciation expenses due to the change in the estimated useful lives of the buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

     Cash distributions and net income allocated to the Partnership have increased over prior year levels due primarily to the lease up of the project and the slight increase in ownership in the Joint Venture. Cash fundings to the Joint Venture for construction were contributed by the Partnership which increased its ownership interest and decreased Wells Fund IV's ownership in the Fund IV - Fund V Joint Venture.

     The Hartford Building/Fund V - Fund VI Joint Venture
     ----------------------------------------------------

                                               Three Months Ended March 31
                                              -----------------------------
                                                   1996           1995
                                              --------------  -------------
        Revenues:
        Rental Income                            $  179,375   $    179,375

        Expenses:
         Depreciation                                73,008         42,516
         Management & leasing expenses                7,175          7,175
         Other operating expenses                     3,175          5,947
                                                    -------        -------
                                                     83,358         55,638
                                                    -------        -------

        Net income                               $   96,017   $    123,737
                                                    =======        =======

        Occupied %                                      100%           100%

        Partnership's Ownership % in the
        Fund IV - Fund V Joint Venture                 47.6%          49.7%

        Cash Distribution to Partnership         $   81,151   $     84,437

        Net Income Allocated to the
          Partnership                            $   45,664   $     62,242

     Net income decreased and expenses increased in 1996 as compared to 1995 due primarily to an increase in depreciation expense, resulting from the change in estimated useful lives of buildings and improvements previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

     The Partnership's ownership in the Fund V - Fund VI Joint Venture decreased from 49.7% in 1995, to 47.6% in 1996 due to additional fundings by Wells Fund VI in 1995, which decreased the Partnership's ownership interest in the Joint Venture.

     Cash distributions decreased in 1996 over 1995 due primarily to the Partnership's decreased percentage ownership interest in the Joint Venture. Net income allocated to the Partnership decreased in 1996 as compared to 1995 due primarily to increased depreciation expense.

     Stockbridge Village II/Fund V - Fund VI Joint Venture
     -----------------------------------------------------

                                          Three Months Ended March 31
                                         -----------------------------
                                             1996            1995
                                         -------------  --------------
Revenues:
Rental Income                               $  46,461         $32,960

Expenses:
 Depreciation                                  19,761           5,619
 Management & leasing expenses                  4,597           3,927
 Other operating expenses                      19,175          12,956
                                               ------         -------
                                               43,533          22,502
                                               ------         -------

Net income                                  $   2,928         $10,458
                                               ======         =======

Occupied %                                         61%            100%

Partnership's Ownership % in the Fund
  IV - Fund V Joint Venture                      47.6%           49.7%

Cash Distribution to Partnership            $  10,385         $   213

Net Income Allocated to the
  Partnership                               $   1,392         $ 5,292

     The Stockbridge Village II Project consists of two retail buildings which contain a total of approximately 15,950 square feet. The first building containing 5,400 square feet was completed in November, 1994, and occupied by Apple Restaurants, Inc. in December 1994, resulting in 100% occupancy since December 1994. The second building containing 10,550 square feet opened in June, 1995. Glenn's Open Pit Bar-B-Que leased 4,303 square feet beginning in July, 1995. 6,247 square feet are available to lease in the second building which equates to a 61% occupancy for both buildings as of March 31, 1996.

     Depreciation expense increased in 1996 over 1995 due to the change in estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

     The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture decreased to 47.6% for 1996, as compared to 49.7% in 1995, due to additional fundings by Wells Fund VI which increased Wells Fund VI's and decreased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                     Three Months Ended March 31
                                    -----------------------------
                                        1996            1995
                                    -------------  --------------
Revenues:
Rental Income                         $  242,754        $242,754

Expenses:
 Depreciation                             87,646          52,299
 Management & leasing expenses             9,710           9,710
 Other operating expenses                  3,698          11,007
                                        --------        --------
                                         101,054          73,016
                                        --------        --------

Net income                            $  141,700        $169,738
                                        ========        ========

Occupied %                                   100%            100%

Partnership's Ownership % in the
  Fund V - VI - VII                         16.5%           16.5%

Cash Distribution to Partnership      $   35,340        $ 34,137

Net Income Allocated to the
  Partnership                         $   23,324        $ 27,939

     Net income decreased and expenses increased in 1996 as compared to 1995 due primarily to lower expenditures for legal and accounting and an increase in depreciation expense due to the change in estimated useful lives of buildings and improvements as previously discussed under "General" section of "Results of Operations and Changes in Financial Conditions".

                          PART II - OTHER INFORMATION
                          ---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the first quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WELLS REAL ESTATE FUND V, L.P.

     Dated: May 13, 1996    By: /s/ Leo F. Wells, III
                                ---------------------------------
                                Leo F. Wells, III, as Individual
                                General Partner and as President,
                                Sole Director and Chief Financial
                                Officer of Wells Capital, Inc., the
                                General Partner of Wells Partners, L.P.