Form 10-Q
period 1996-06-30
WELLS REAL ESTATE FUND V L P
filed 1996-08-13
CIK 869713

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              June 30, 1996       or
                              ------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________to________________

Commission file number                   0-21580
                       ---------------------------------

                        Wells Real Estate Fund V, L.P.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                    58-1936904
- -------------------------------                   -------------------
(State of other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                  30092
- ------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

- -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       -----

                                   Form 10-Q
                                   ---------

                         Wells Real Estate Fund V,L.P.
                         -----------------------------

                                     INDEX
                                     -----

                                                                 Page No.
                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - June 30, 1996
                  and December 31, 1995...........................   3

                 Statements of Income for the Three Months and
                  Six Months Ended June 30, 1996
                  and 1995........................................   4

                 Statement of Partners' Capital
                  for the Year Ended December 31, 1995,
                  and the Six Months Ended June 30, 1996..........   5

                 Statements of Cash Flows for the Six Months
                  Ended June 30, 1996 and 1995....................   6

                 Condensed Notes to Financial Statements..........   7

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations......................................  12

PART II. OTHER INFORMATION........................................  19




                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS



                 Assets                    June 30, 1996   December 31, 1995
                 ------                   ---------------  -----------------
Investment in joint ventures (Note 2)         $13,840,240        $14,067,917
Cash and cash equivalents                         238,408            256,180
Due from affiliates                               259,501            260,128
Deferred project costs                              5,843              5,843
Organization costs, less accumulated
  amortization of $27,083 in 1996 and
  $23,958 in 1995                                   4,167              7,292
Prepaid expenses and other assets                     350                350
                                              -----------        -----------
     Total assets
                                              $14,348,509        $14,597,710
                                              ===========        ===========


   Liabilities and Partners' Capital
   ---------------------------------

Liabilities:
  Accounts payable                            $         0        $     5,000
  Partnership distribution payable                238,377            251,551
                                              -----------        -----------

      Total liabilities                           238,377            256,551
                                              -----------        -----------

Partners' capital:
  Limited partners
    Class A - 1,546,417 units                  13,825,506         13,736,181
     outstanding
    Class B - 154,185 units outstanding           284,626            604,978
                                              -----------        -----------

                                               14,110,132         14,341,159
     Total partners' capital                  -----------        -----------

         Total liabilities and partner's
           capital                            $14,348,509        $14,597,710
                                              ===========        ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                Three Months Ended               Six Months Ended
                                          ------------------------------         -----------------
                                          June 30, 1996   June 30, 1995   June 30, 1996     June 30, 1995
                                          --------------  --------------  --------------  -----------------

Revenues:
     Interest income                          $   3,498        $  4,072       $   7,130          $  11,359
     Equity in income of joint ventures
      (Note 2)                                  166,361         236,085         311,605            421,760
                                              ---------        --------       ---------          ---------
                                                169,859         240,157         318,735            433,119

Expenses:
     Legal and accounting                        16,966           3,682          18,097              7,912
     Computer costs                                 994           1,868           2,055              4,629
     Partnership administration                  16,679          14,557          32,424             28,961
     Amortization of organization costs           1,562           1,563           3,125              3,125
                                              ---------        --------       ---------          ---------
                                                 36,201          21,670          55,701             44,627
                                              ---------        --------       ---------          ---------
     Net income                               $ 133,658        $218,487       $ 263,034          $ 388,492
                                          =============   =============   =============   ================

Net loss allocated to General Partners        $       0        $      0       $       0          $       0

Net income allocated to Class A Limited       $ 286,809        $315,777       $ 568,054          $ 582,921
     Partners

Net loss allocated to Class B Limited         $(153,151)       $(97,290)      $(305,020)         $(194,429)
     Partners

Net income per Class A Limited Partner        $    0.19        $   0.21       $    0.37          $    0.38
     Unit

Net loss per Class B Limited Partner          $   (0.99)       $  (0.59)      $   (1.98)         $   (1.19)
     Unit

Cash distribution per Class A Limited         $    0.15        $   0.19       $    0.32          $    0.34
     Partner Unit

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V,L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
  FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE SIX MONTHS ENDED JUNE 30, 1996

                                                         LIMITED  PARTNERS
                                          -----------------------------------------------
                                                  CLASS A                  CLASS B                       TOTAL
                                                  -------                  -------         GENERAL     PARTNERS'
                                            UNITS       AMOUNT       UNITS      AMOUNT     PARTNERS     CAPITAL
                                          ---------  -------------  --------  -----------  --------  -------------
BALANCE, DECEMBER 31, 1994                1,524,814  $  13,555,990   175,788  $ 1,114,912         0  $  14,670,902

  Net income (loss)                               0      1,124,203         0     (434,564)        0        689,639
  Partnership distributions                       0     (1,019,382)        0            0         0     (1,019,382)
  Class B conversion elections               16,203         75,370   (16,203)     (75,370)        0              0
                                          ---------  -------------  --------  -----------  --------  -------------
BALANCE, DECEMBER 31, 1995                1,541,017     13,736,181   159,585      604,978         0     14,341,159

  Net income (loss)                               0        568,054         0     (305,020)        0        263,034
  Partnership distributions                       0       (494,061)        0            0         0       (494,061)
  Class B conversion elections                5,400         15,332    (5,400)     (15,332)        0              0
                                          ---------  -------------  --------  -----------  --------  -------------
BALANCE, JUNE 30, 1996                    1,546,417  $  13,825,506   154,185  $   284,626         0  $  14,110,132
                                          =========  =============  ========  ===========  ========  =============

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V,L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                     Six Months Ended
                                             ------------------------------
                                              June 30, 1996   June 30, 1995
                                             --------------  --------------
Cash flow from operating activities:

 Net income                                       $ 263,034       $ 388,492
  Adjustments to reconcile net income to net
   cash used in operating activities:              (311,605)       (421,760)
    Equity in income of joint venture
    Distributions received from joint
      ventures                                      540,134         461,333

    Partnership distributions paid                 (507,235)       (435,910)
    Amortization of organization costs                3,125           3,125
    Changes in assets and liabilities:
      Increase in accounts receivable                     0            (127)
      Decrease in prepaids & other assets                 0             749
      Decrease in accounts payable                   (5,000)         (3,000)
                                             --------------  --------------
          Net cash used in operating
            activities                              (17,547)         (7,098)
                                             --------------  --------------

Cash flow from investing activities -
   Investment in joint ventures                        (225)       (178,124)
                                             --------------  --------------

          Net decrease in cash and cash
               equivalents                          (17,772)       (185,222)

Cash and cash equivalents, beginning of year        256,180         484,022
                                             --------------  --------------

Cash and cash equivalents, end of period          $ 238,408       $ 298,800
                                             ==============  ==============

Supplemental Schedule of noncash investing
   activities - deferred project costs
   applied to investing activities                $       0       $  12,170
                                             ==============  ==============

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V,L.P.
                     (A Georgia Public Limited Partnership)

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

     (a) General
     -----------
     Wells Real Estate Fund V, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income producing commercial properties.

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

     As of June 30, 1996, the Partnership owned interests in the following properties: (i) a four-story office building located in Jacksonville, Florida; (ii) two substantially identical two-story buildings located in Clayton County, Georgia; (iii) two retail buildings located in Clayton County, Georgia; (iv) a four-story office building located in Hartford, Connecticut and (v) a three-story office building located in Appleton, Wisconsin. All of the foregoing properties were acquired on an all-cash basis and are described in more detail in Footnote 2 below.

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

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owns interests in five properties through its investment in joint ventures, of which four are office buildings and one is a retail building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

     The following describes the properties in which the Partnership owns an interest as of June 30, 1996:

     FUND IV - FUND V JOINT VENTURE
     ------------------------------

     On April 14, 1992, the Partnership and Wells Real Estate Fund IV, L.P. ("Wells Fund IV"), a Georgia public limited partnership affiliated with the Partnership though common general partners, entered into a joint venture agreement known as Fund IV and Fund V Associates (the "Fund IV - Fund V Joint Venture"). The investment objectives of Wells Fund IV are substantially identical to those of the Partnership. Wells Fund IV holds an approximate 38% equity interest in the Fund IV - Fund V Joint Venture, and the Partnership holds approximately 62% equity interest in the Fund IV - Fund V Joint Venture. The Partnership owns interests in the following two properties through the Fund IV - Fund V Joint Venture:

     The Jacksonville Property
     -------------------------

     On June 8, 1992, the Fund IV-Fund V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida for a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 88,600 rentable square feet (the "Jacksonville Property"). As of June 30, 1996, the Partnership had contributed $4,961,709 and Wells Fund IV had contributed $3,439,947 to the Fund IV-Fund V Joint Venture to fund the acquisition and development of the Jacksonville Project.

     The Jacksonville Property is leased primarily by International Business Machines Corporation ("IBM"), a computer sales and service corporation, and Customized Transportation, Inc., ("CTI"), a division of CSX Railroad, a transportation corporation.

     The initial term of the IBM lease for 68,100 square feet is 9 years and 11 months and commenced upon completion of the building in June 1993. IBM has the option to extend the initial lease for two consecutive five-year periods at 90% of market values. The annual base rent payable under the IBM lease during the initial term is $1,122,478 payable in equal monthly installments of $93,540. IBM is also required to pay additional rent equal to its share of operating expenses during the lease term.

     The term of the CTI lease for 11,780 square feet is 5 years and commenced in March, 1994. The annual base rent payable under the CTI lease is $325,965.

     The occupancy rates at the Jacksonville Property were 100% in 1996, 1995, and 1994, and 85% in 1993, the first year of occupancy. The average effective annual rental per square foot at the Jacksonville Property was $16.71 for 1996, $16.53 for 1995, $16.22 for 1994 and $16.38 for 1993.

     The Medical Center Property
     ---------------------------

     On September 14, 1992, the Fund IV - Fund V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the "Medical Center Property"). It is anticipated that a total of approximately $4,200,000 will be required to be contributed to the Fund IV - Fund V Joint Venture for the acquisition and development of the Medical Center Property. As of June 30, 1996, the Partnership had contributed $2,757,540 and Wells Fund IV had contributed $1,296,226 to the Fund IV - Fund V Joint Venture for the acquisition and development of the Medical Center Property. It is currently anticipated that an additional approximately $146,000 will be required for the completion of the Medical Center Project. The Partnership has reserved sufficient funds for this purpose, with any excess costs which may be required to be funded out of operating cash flow.

     Construction on the first building at the Medical Center Project was completed in March, 1993 and the building shell of the second building was completed in April, 1994. Georgia Baptist, a medical health care and urgent care facility, leased approximately 14,669 square feet in the first building for a term of six years and has the option to extend the initial term of the lease for one five-year period beginning at $18.50 per square foot with $.50 per square foot annual increases. The base rent payable per square foot ranges from $16.00 per month during the first year to $18.50 during the sixth year. In addition, Georgia Baptist has leased approximately 3,376 square feet in the second building for a term of five years commencing in December, 1994, at an annual rental rate of $55,704, increasing to $57,392 in the forth year and $59,080 in the fifth year.

     The occupancy rate at the Medical Center Property was 69% in 1996 and 1995, 58% in 1994 and 69% in 1993, the first year of occupancy. The average effective annual rental per square foot at the Medical Center Project was $11.88 for 1996, $10.43 for 1995, $7.59 for 1994 and $11.25 for 1993.

     FUND V - FUND VI JOINT VENTURE
     ------------------------------

     On December 27, 1993, the Partnership and Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund V and Fund VI Associates (the "Fund V - Fund VI Joint Venture"). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. The Partnership holds approximately 48% equity interest, and Wells Fund VI holds approximately 52% equity interest in the Fund V - Fund VI Joint Venture. The Partnership owns interests in the following two properties through the Fund V - Fund VI Joint Venture:

     The Hartford Building
     ---------------------

     On December 29, 1993, the Fund V - Fund VI Joint Venture purchased the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet from Hartford Accident and Indemnity Company for a purchase price of $6,900,000. The Hartford Building is located on
     5.56 acres of land in Southington, Connecticut. The funds used by the Fund V - Fund VI Joint Venture to acquire the Hartford Building were derived from capital contributions made by the Partnership and Wells Fund VI totaling $3,508,797 and $3,432,707, respectively, for total capital contributions to the Fund V - Fund VI Joint Venture of $6,941,504.

     The entire building is leased to Hartford Fire Insurance Company ("Hartford") for a period of nine years and eleven months commencing December 29, 1993. The annual base rent during the initial term is $458,400 payable in equal monthly installments of $38,200 for the first three months, and $724,200 payable in equal monthly installments of $60,350 commencing April 1, 1994 and continuing through the expiration of the initial term of the lease. Hartford also has the option to extend the initial term of the lease for two consecutive five year periods at %15.25 per square foot for the 1st five year extension and $18.67 for the 2nd five year extension. Under the terms of its lease, Hartford is responsible for property taxes, operating expenses, general repair and maintenance work and a pro rata share of capital expenditures based upon the number of years remaining in the lease.

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

     The total cost to complete Stockbridge Village II is currently anticipated to be approximately $3,030,000. As of June 30, 1996, the Partnership had contributed $1,035,804 and Wells Fund VI had contributed $1,678,380 to the Fund V - Fund VI Joint Venture for the acquisition and development of Stockbridge Village II.

     As of June 30, 1996, the Partnership's equity interest in the Fund V - Fund VI Joint Venture was approximately 48%. It is currently anticipated that the remaining cost of approximately $316,000 to complete the project will be contributed by Wells Fund VI, in which event, upon completion of the building funding, the Partnership will own an approximately 34% equity interest in the Fund V - Fund VI Joint Venture. Wells Fund VI has reserved sufficient funds for this purpose.

     The occupancy rate at the Stockbridge Village II Project was 61% for 1996 and 1995. The average effective annual rental per square foot at the Stockbridge Village II is $12.20 for 1996 and $10.41 for 1995, the first year of occupancy.

     FUND V - VI - VII JOINT VENTURE
     -------------------------------

     On September 8, 1994, the Partnership, Wells Fund VI and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), Georgia public limited partnerships affiliated with the Partnership thorough common general partners, entered into a joint venture agreement known as Fund V, Fund VI and Fund VII Associates (the "Fund V-VI-VII Joint Venture"). The Partnership owns an interest in the following property through the Fund V-VI-VII Joint Venture:

     The Marathon Building
     ---------------------

     On September 16, 1994, Fund V-VI-VII Joint Venture purchased a three-story office building containing approximately 75,000 rentable square feet, located on approximately 6.2 acres of land in Appleton, Wisconsin (the "Marathon Building") for a purchase price of $8,250,000, plus $29,421 of acquisition costs.

     The funds used by the Fund V-VI-VII Joint Venture to acquire the Marathon Building were derived from capital contributions made by the Partnership, Wells Fund VI and Wells Fund VII totaling $1,337,505, $3,470,958, and $3,470,958, respectively, for total contributions to the Fund V-VI-VII Joint Venture of $8,279,421. The Partnership owns an approximately 16% equity interest in the Fund V-VI-VII Joint Venture.

     The entire Marathon Building is leased to Jaakko Poyry Fluor Daniel for a period of approximately twelve years, with options to extend the lease for two additional five-year periods at market rate. The annual base rent under the lease is $910,000. The current lease expires December 31, 2006. The lease agreement is a net lease in that the tenant is primarily responsible for the operating expenses, including real estate taxes.

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

     Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     Gross revenues of the Partnership were $318,735 for the six months ended June 30, 1996, as compared to $433,119 for the six months ended June 30, 1995. Gross revenues and net income have decreased for the three and six months ended June 30, 1996 compared to 1995 levels due chiefly to decreased earnings from joint ventures and increased accounting expenditures. Depreciation expense of the joint ventures increased in 1996 as compared to 1995 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years which became effective December 31, 1995.

     Expenses of the Partnership increased from $44,627 for the six months June 30, 1995 to $55,701 for the same period in 1996, due primarily to increased accounting costs.

     Net cash used in operating activities remained relatively stable for the six months ended June 30, 1996 and 1995. The change in cash and cash equivalents from $(185,222) for the six months ended June 30, 1995 to $(17,772) for the six months ended June 30, 1996 was due primarily to the decrease in investments in joint ventures.

     The Partnership made cash distributions of investment income to the Limited Partners holding Class A units of $.15 per Class A for the three months ended June 30, 1996, as compared to $.19 per Class A Unit for the three months ended June 30, 1995. No cash distributions of investment income were made to the Limited Partners holding Class B Units.

     PROPERTY OPERATIONS
     -------------------

     As of June 30, 1996, the Partnership owned interests in the following operational properties:

     The Jacksonville Property/Fund IV - Fund V Joint Venture
     --------------------------------------------------------

                                          Three Months Ended               Six Months Ended
                                    ------------------------------  ------------------------------
                                    June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                    --------------  --------------  --------------  --------------
Revenues:
Rental Income                            $365,993        $360,041        $731,985        $738,848

Expenses:
  Depreciation                             79,296          47,484         158,592          94,968
  Management & leasing expenses            49,778          45,386          93,754          90,772
  Other operating expenses                 66,121          81,906         186,401         216,743
                                         --------        --------        --------        --------
                                          195,195         174,776         438,747         402,483
                                         --------        --------        --------        --------

Net income                               $170,798        $185,265        $293,238        $336,365
                                         ========        ========        ========        ========

Occupied %                                    100%            100%            100%            100%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture             61.9%           61.7%           61.9%           61.7%

Cash Distribution to Partnership         $125,434        $142,100        $244,458        $262,927

Net Income Allocated to the
  Partnership                            $105,682        $114,292        $181,442        $207,356


     Rental Income has decreased slightly in 1996 as compared to 1995 due to an overstatement of rental income in 1995 which was corrected in the third quarter of 1995. Expenses increased in 1996 as compared to 1995 due primarily to increased depreciation caused by the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". The increase in depreciation was partially offset by savings in various operating expenses. Cash fundings to the Joint Venture for construction were contributed by the Partnership which increased the Partnership's ownership interest.

     The Medical Center Property/Fund IV - Fund V Joint Venture
     ----------------------------------------------------------

                                            Three Months Ended               Six Months Ended
                                      ------------------------------  ------------------------------
                                      June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                      --------------  --------------  --------------  --------------
Revenues:
  Rental income                           $ 105,394        $100,596        $210,580        $186,444
  Interest income                             2,665           3,017           5,741           6,410
                                          ---------        --------        --------        --------
                                            108,059         103,613         216,321         192,854
                                          ---------        --------        --------        --------
Expenses:
  Depreciation                               39,882          25,114          79,764          49,591
  Management & leasing expenses              13,839          12,361          24,881          23,245
  Other operating expenses                   71,245          24,843         130,032          83,372
                                          ---------        --------        --------        --------
                                            124,966          62,318         234,677         156,208
                                          ---------        --------        --------        --------

Net income loss                           $(16,907)        $ 41,295        $(18,356)       $ 36,646
                                          =========        ========        ========        ========

Occupied %                                       69%             69%             69%             69%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture               61.9%           61.7%           61.9%           61.7%

Cash Distribution to Partnership          $  17,009        $ 38,305        $ 41,114        $ 47,528

Net Income (Loss) Allocated to the
  Partnership                             $ (10,461)       $ 25,468        $(11,358)       $ 22,607

     Rental income increased in 1996 over 1995 due to increased lease up at the Medical Center Property. Leases are being actively pursued on the remaining 11,000 rentable square feet of vacant space with strong interest in an approximate 2,000 square feet. Expenses have increased in 1996 over 1995 levels due primarily to increased operating expenses of the buildings, the increase in depreciation expenses caused by the change in the estimated useful lives of the buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions" and a timing difference in operating expense billings to tenants.

     Cash distributions allocated to the Partnership have decreased over prior year levels due primarily to increased operating expenditures of the project which were partly offset by the increase in rental income. Cash fundings to the Joint Venture for construction were contributed by the Partnership which increased its ownership interest.

     The Hartford Building/Fund V - Fund VI Joint Venture
     ----------------------------------------------------

                                          Three Months Ended               Six Months Ended
                                    ------------------------------  ------------------------------
                                    June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                    --------------  --------------  --------------  --------------
Revenues:
Rental Income                            $179,375        $179,375        $358,750        $358,750

Expenses:
  Depreciation                             73,008          42,516         146,016          85,032
  Management & leasing expenses             7,175           7,175          14,350          14,350
  Other operating expenses                  4,649           5,277           7,824          11,224
                                         --------        --------        --------        --------
                                           84,832          54,968         168,190         110,606
                                         --------        --------        --------        --------

Net income                               $ 94,543        $124,407        $190,560        $248,144
                                         ========        ========        ========        ========

Occupied %                                    100%            100%            100%            100%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture             47.6%           48.5%           47.6%           48.5%

Cash Distribution to Partnership         $ 80,449        $ 82,235        $161,600        $166,672

Net Income Allocated to the
  Partnership                            $ 44,963        $ 60,704        $ 90,627        $122,946

     Net income decreased and expenses increased in 1996 as compared to 1995 due primarily to an increase in depreciation expenses caused by the change in estimated useful lives of buildings and improvements previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

     The Partnership's ownership interest in the Fund V - Fund VI Joint Venture decreased from 48.5% in 1995 to 47.6% in 1996 due to additional fundings by Wells Fund VI in 1995.

     Cash distributions decreased in 1996 over 1995 due primarily to the Partnership's decreased percentage ownership interest in the Joint Venture. Net income allocated to the Partnership decreased in 1996 as compared to 1995 due primarily to the increased depreciation expenses discussed above.

     Stockbridge Village II/Fund V - Fund VI Joint Venture
     -----------------------------------------------------

                                          Three Months Ended               Six Months Ended
                                    ------------------------------  ------------------------------
                                    June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                    --------------  --------------  --------------  --------------
Revenues:
Rental Income                             $50,056         $32,961         $96,517         $65,921

Expenses:
  Depreciation                             19,761           5,619          39,522          11,238
  Management & leasing expenses             5,382           4,052           9,979           7,979
  Other operating expenses                 19,623          10,253          38,798          23,209
                                          -------         -------         -------         -------
                                           44,766          19,924          88,299          42,426
                                          -------         -------         -------         -------

Net income                                $ 5,290         $13,037         $ 8,218         $23,495
                                          =======         =======         =======         =======

Occupied %                                     61%            100%             61%            100%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture             47.6%           48.5%           47.6%           48.5%

Cash Distribution to Partnership          $11,509         $ 8,898         $21,894         $ 9,111

Net Income Allocated to the
  Partnership                             $ 2,517         $ 6,347         $ 3,908         $11,639

     The Stockbridge Village II Project consists of two retail buildings which contain a total of approximately 15,950 square feet. The first building containing 5,400 square feet was completed in November, 1994, and occupied by Apple Restaurants, Inc. in December 1994, resulting in 100% occupancy since December 1994. The second building containing 10,550 square feet opened in June, 1995. Glenn's Open Pit Bar-B-Que leased 4,303 square feet beginning in July, 1995. 6,247 square feet are available to lease in the second building which equates to a 61% occupancy for both buildings as of June 30, 1996.

     Depreciation expenses increased in 1996 over 1995 due to the change in estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

     The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture decreased to 47.6% for 1996, as compared to 48.5% in 1995, due to additional fundings by Wells Fund VI which decreased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                          Three Months Ended               Six Months Ended
                                    ------------------------------  ------------------------------
                                    June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                    --------------  --------------  --------------  --------------
Revenues:
Rental Income                            $242,754        $242,754        $485,508        $485,508

Expenses:
  Depreciation                             87,647          52,300         175,292         104,599
  Management & leasing expenses             9,710           9,710          19,420          19,420
  Other operating expenses                  5,152           2,902           8,850          13,909
                                         --------        --------        --------        --------
                                          102,509          64,912         203,562         137,928
                                         --------        --------        --------        --------

Net income                               $140,245        $177,842        $281,946        $347,580
                                         ========        ========        ========        ========

Occupied %                                    100%            100%            100%            100%

Partnership's Ownership % in the
  Fund V-VI-VII Joint Venture                16.5%           16.5%           16.5%           16.5%

Cash Distribution to Partnership         $ 35,101        $ 35,471        $ 70,441        $ 69,608

Net Income Allocated to the
  Partnership                            $ 23,085        $ 29,273        $ 46,408        $ 57,212

     Net income decreased for the three and six month periods ended June 30, 1996 compared to 1995 due primarily to the increase in depreciation expenses which resulted from the change in estimated useful lives of buildings and improvements, as of December 31, 1995.

                          PART II - OTHER INFORMATION
                          ---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the second quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELLS REAL ESTATE FUND V, L.P.
                                    (Registrant)
     Dated: August 13, 1996         By: /s/ Leo F. Wells, III
                                        ----------------------------------
                                    Leo F. Wells, III, as Individual
                                    General Partner and as President,
                                    Sole Director and Chief Financial
                                    Officer of Wells Capital, Inc., the
                                    General Partner of Wells Partners, L.P.