Form 10-Q
period 1996-09-30
WELLS REAL ESTATE FUND V L P
filed 1996-11-14
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended       September 30, 1996   or
                              -------------------------------------

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from                   to
                               -----------------    ---------------

Commission file number             0-21580
                       ---------------------------------

                     Wells Real Estate Fund V, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Georgia                               58-1936904
 ------------------------------------           -----------------
   (State of other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification no.)


3885 Holcomb Bridge Road, Norcross, Georgia                            30092
------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

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
Yes    X     No
     ------     ------

                                   Form 10-Q
                                   ---------

                         Wells Real Estate Fund V,L.P.
                         -----------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheets - September 30, 1996 and December 31, 1995...........3

                Statements of Income for the Three Months and Nine
                Months Ended September 30, 1996
                and 1995........................................................... 4

                Statement of Partners' Capital
                for the Year Ended December 31, 1995,
                and the Nine Months Ended September 30, 1996........................5

                Statements of Cash Flows for the Nine Months
                Ended September 30, 1996 and 1995...................................6

                Condensed Notes to Financial Statements.............................7

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations........................................................ 12

PART II. OTHER INFORMATION........................................................ 19

                        WELLS REAL ESTATE FUND V, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS


          Assets                                 September 30, 1996           December 31, 1995
          ------                                 ------------------           -----------------
Investment in joint ventures (Note 2)                $13,707,402                  $14,067,917
Cash and cash equivalents                                251,529                      256,180
Due from affiliates                                      273,200                      260,128
Deferred project costs                                     5,843                        5,843
Organization costs, less accumulated
  amortization of $28,646 in 1996 and
  $23,958 in 1995                                          2,604                        7,292
Prepaid expenses and other assets                            350                          350
                                                     -----------                  -----------
     Total assets                                    $14,240,928                  $14,597,710
                                                     ===========                  ===========

  Liabilities and Partners' Capital
  ---------------------------------
Liabilities:
  Accounts payable                                  $          0                  $     5,000
  Partnership distribution payable                       265,196                      251,551
                                                    ------------                  -----------
       Total liabilities                                 265,196                      256,551
                                                     -----------                  -----------
Partners' capital:
       Limited partners                               13,844,459                   13,736,181
  Class A - 1,546,417 units outstanding
  Class B - 154,185 units outstanding                    131,273                      604,978
                                                     -----------                  -----------
     Total partners' capital                          13,975,732                   14,341,159
                                                     -----------                  -----------
       Total liabilities and partners' capital       $14,240,928                  $14,597,710
                                                     ===========                  ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME

                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                              --------------------------------      ----------------------------
                                              Sept 30, 1996      Sept 30, 1995      Sept 30, 1996   Sept,30,1995
                                              -------------      -------------      -------------    -----------
Revenues:
   Interest income                            $  3,162           $  4,438           $  10,292         $   15,797
   Equity in income of joint ventures
      (Note 2)                                 140,362            187,654             451,967            609,414
                                              --------            -------           ---------         ----------
                                               143,524            192,092             462,259            625,211

Expenses:
   Legal and accounting                            378                706              18,475              8,618
   Computer costs                                1,403                430               3,458              5,059
   Partnership administration                    9,398             10,035              41,822             38,996
   Amortization of organization costs            1,563              1,563               4,688              4,688
                                              --------             ------           ---------         ----------
                                                12,742             12,734              68,443             57,361
                                              --------            -------           ---------         ----------
   Net income                                 $130,782           $179,358           $ 393,816         $  567,850
                                              ========           ========           =========         ==========
Net loss allocated to General Partners        $      0           $      0           $       0         $        0

Net income allocated to Class A               $284,135           $281,219           $ 852,189         $  864,140
    Limited Partners

Net loss allocated to Class B Limited        $(153,353)         $(101,861)          $(458,373)        $ (296,290)
     Partners

Net income per Class A Limited               $    0.18          $    0.18           $    0.55         $     0.56
     Partner Unit

Net loss per Class B Limited Partner         $   (0.99)         $   (0.64)          $   (2.97)        $    (1.86)
     Unit

Cash distribution per Class A Limited
     Partner Unit                            $    0.17          $    0.16           $    0.49         $     0.50


           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1996


                                                 Limited Partners
                                  ----------------------------------------------                           Total
                                         Class A                   Class B               General          Partners'
                                   Units      Amount         Units        Amount         Partners         Capital
                                  -------     ------        ------        ------        ---------        ----------
 BALANCE, December 31, 1994      1,524,814   $13,555,990     175,788     $1,114,912          0           $14,670,902
   Net income (loss)                     0     1,124,203           0       (434,564)         0               689,639
   Partnership distributions             0    (1,019,382)          0              0          0            (1,019,382)
   Class B conversion elections     16,203        75,370     (16,203)       (75,370)         0                     0
                                 ---------    ----------     -------      ---------          -           -----------
BALANCE, December 31, 1995       1,541,017    13,736,181     159,585        604,978          0            14,341,159

   Net income (loss)                     0       852,189           0       (458,373)         0               393,816
   Partnership distributions             0      (759,243)          0              0          0              (759,243)
   Class B conversion elections      5,400        15,332      (5,400)       (15,332)         0                     0
                                 ---------   -----------     -------       --------          -           -----------
BALANCE, September 30, 1996      1,546,417   $13,844,459     154,185       $131,273          0           $13,975,732
                                 =========   ===========     =======       ========          =           ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS



                                                                          Nine Months Ended
                                                                 ----------------------------------
                                                                 Sept. 30, 1996      Sept. 30, 1995
                                                                 --------------      --------------
Cash flow from operating activites:

  Net income                                                        $393,816             $567,850
    Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
      Equity in income of joint venture                             (451,967)            (609,414)
      Distributions received from joint ventures                     799,635              768,213
      Partnership distributions paid                                (745,598)            (726,881)
      Amortization of organization costs                               4,688                4,688
      Changes in assets and liabilities:
      Decrease in prepaids & other assets                                  0                  750
      (Decrease) increase in accounts payable                         (5,000)               2,500
                                                                    --------             --------
           Net cash (used in) provided by operating activities        (4,426)               7,706
                                                                    --------             --------
Cash flow from investing activities-
     Investment in joint ventures                                       (225)            (230,637)
                                                                       -----             --------

          Net decrease in cash and cash equivalents                   (4,651)            (222,931)

Cash and cash equivalents, beginning of year                         256,180              484,021
                                                                    --------             --------

Cash and cash equivalents, end of period                            $251,529             $261,090
                                                                    ========             ========



Supplemental Schedule of noncash investing activities -
    deferred project costs applied to investing activities          $      0             $ 15,758
                                                                    ========             ========

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

As of September 30, 1996, the Partnership owned interests in the following properties: (i) a four-story office building located in Jacksonville, Florida;
(ii) two substantially identical two-story buildings located in Clayton County, Georgia; (iii) two retail buildings located in Clayton County, Georgia; (iv) a four-story office building located in Hartford, Connecticut and (v) a three-story office building located in Appleton, Wisconsin. All of the foregoing properties were acquired on an all-cash basis and are described in more detail in Footnote 2 below.

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

     The following describes the properties in which the Partnership owns an interest as of September 30, 1996:


     FUND IV - FUND V JOINT VENTURE
     ------------------------------

     On April 14, 1992, the Partnership and Wells Real Estate Fund IV, L.P. ("Wells Fund IV"), a Georgia public limited partnership affiliated with the Partnership though common general partners, entered into a joint venture agreement known as Fund IV and Fund V Associates (the "Fund IV - Fund V Joint Venture"). The investment objectives of Wells Fund IV are substantially identical to those of the Partnership. Wells Fund IV holds an approximately 38% equity interest in the Fund IV - Fund V Joint Venture, and the Partnership holds approximately 62% equity interest in the Fund
     IV - Fund V Joint Venture. As of September 30, 1996, the Partnership had contributed $7,719,249 and Wells Fund IV had contributed $4,736,173 to the Fund IV - Fund V Joint Venture. The Partnership owns interests in the following two properties through the Fund IV - Fund V Joint Venture:

The Jacksonville Property
-------------------------

On June 8, 1992, the Fund IV-Fund V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida for a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 88,600 square feet (the "Jacksonville Property"). As of September 30, 1996, the Partnership contributed $4,961,709 and Wells Fund IV contributed $3,439,947 to the Fund IV-Fund V Joint Venture to fund the acquisition and development of the Jacksonville Project.

The Jacksonville Property is leased primarily by International Business Machines Corporation ("IBM"), a computer sales and service corporation, and Customized Transportation, Inc., ("CTI"), a division of CSX Railroad, a transportation corporation.

The initial term of the IBM lease containing 68,100 square feet is 9 years and 11 months and commenced upon completion of the building in June 1993, with an option to extend the initial lease for two consecutive five-year periods. The annual base rent payable under the IBM lease during the initial term is $1,122,478. IBM is also required to pay additional rent equal to its share of operating expenses during the lease term.

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


The Medical Center Property
---------------------------

On September 14, 1992, the Fund IV - Fund V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,725 rentable square feet each (the "Medical Center Property"). As of September 30, 1996, the Partnership had contributed $2,757,540 and Wells Fund IV had contributed $1,296,226 to the Fund IV - Fund V Joint Venture for the acquisition and development of the Medical Center Property. It is currently anticipated that approximately $146,000 of additional fundings will be required for the completion of the Medical Center Project. The Partnership has reserved sufficient funds for this purpose, with any excess costs which may be required to be funded out of operating cash flow.

Construction on the first building at the Medical Center Project was completed in March, 1993 and the building shell of the second building was completed in April, 1994. Georgia Baptist, a medical health care and urgent care facility, leased approximately 14,669 square feet in the first building for a term of six years and has the option to extend the initial term of the lease for one five-year period at $18.50 per square foot with $.50 per square foot annual increases. The base rent payable per square foot ranges from $16.00 per month during the first year to $18.50 during the sixth year. In addition, Georgia Baptist has leased approximately 3,376 square feet in the second building for a term of five years commencing in December, 1994, at an annual rental rate of $55,704, increasing to $57,392 in the forth year and $59,080 in the fifth year.

The occupancy rate at the Medical Center Property for the quarters ended September 30, 1996, was 69% in 1996 and 1995, 58% in 1994, the year the second building opened and 69% in 1993, the first year of occupancy of the first building. The average effective annual rental per square foot at the Medical Center Project was $11.89 for 1996, $10.43 for 1995, $7.59 for 1994 and $11.25
for 1993.

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

The entire building is leased to Hartford Fire Insurance Company ("Hartford") for a period of nine years and eleven months commencing December 29, 1993. The annual base rent during the initial term is $458,400 payable in equal monthly installments of $38,200 for the first three months, and $724,200 payable in equal monthly installments of $60,350 commencing April 1, 1994 and continuing through the expiration of the initial term of the lease. Hartford also has the option to extend the initial term of the lease for two consecutive five year periods at $15.25 per square foot for the 1st five years and $18.67 for the 2nd five year extension . Under the terms of its lease, Hartford is responsible for property taxes, operating expenses, general repair and maintenance work and a pro rata share of capital expenditures based upon the number of years remaining in the lease.

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

Construction of a 5,400 square foot retail building was completed in November, 1994. Construction of a second retail building containing approximately 10,400 square feet was completed in June, 1995. The entire first building was leased by Apple Restaurants, Inc. for nine years and eleven months beginning in December, 1994. The annual base rent under the lease is $125,982 until December 15, 1999, at which time the annual base rent increases to $137,700.

Glenn's Open Pit Bar-B-Que leased 4,303 square feet of the second retail building for a six year term beginning July 1, 1995. The annual base rent under the lease is $64,548 to June 30, 1997, $68,844 from July 1, 1997 to June 30,
1999, and $77,460 from July 1, 1999 until June 30, 2001.

The total cost to complete Stockbridge Village II is currently anticipated to be approximately $3,030,000. As of September 30, 1996, the Partnership contributed $1,035,804 and Wells Fund VI had contributed $1,669,150 to the Fund V - Fund VI Joint Venture for the acquisition and development of Stockbridge Village II. It is currently anticipated that the remaining cost of approximately $300,000 to complete the project will be contributed by Wells Fund VI, in which event, upon completion of the building funding, the Partnership will own an approximately 46% equity interest in the Fund V - Fund VI Joint Venture. Wells Fund VI has reserved sufficient funds for this purpose.

The occupancy rate at the Stockbridge Village II Project was 61% for 1996 and 1995. The average effective annual rental per square foot at the Stockbridge Village II is $12.35 for 1996 and $10.41 for 1995, the first year of occupancy.

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

The Marathon Building
---------------------

On September 16, 1994, Fund V-VI-VII Joint Venture purchased a three-story office building containing approximately 76,000 rentable square feet, located on approximately 6.2 acres of land in Appleton, Wisconsin (the "Marathon Building") for a purchase price of $8,250,000, plus $29,421 of acquisition costs.

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

The occupancy rate at the Marathon Building was 100% for 1996, 1995, and the last three and a half months of 1994. The average annual rental per square foot in the Marathon Building was $12.78 for 1996, 1995, and 1994, the first year of ownership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Gross revenues of the Partnership were $462,259 for the nine months ended September 30, 1996, as compared to $625,211 for the nine months ended September 30, 1995. Gross revenues and net income have decreased for the three and nine months ended September 30, 1996 compared to 1995 levels due chiefly to decreased earnings from joint ventures and increased accounting expenditures. Depreciation expense of the joint ventures increased in 1996 as compared to 1995 due to a change in the estimated useful lives of all buildings and improvements in which the Partnership owns an interest from 40 years to 25 years, which became effective December 31, 1995.

Expenses of the Partnership increased from $57,361 for the nine months September 30, 1995 to $68,443 for the same period in 1996, due primarily to increased accounting costs.

Net cash used in operating activities remained relatively stable for the nine months ended September 30, 1996 and 1995. The change in cash and cash equivalents from $222,931 for the nine months ended September 30, 1995 to $4,651 for the same period in 1996 was due primarily to the decrease in investments in joint ventures.

The Partnership made cash distributions of investment income to the Limited Partners holding Class A Units of $.17 per Class A Unit for the three months ended September 30, 1996, as compared to $.16 per Class A Unit for the three months ended September 30, 1995. No cash distributions were made to the Limited Partners holding Class B Units.



             [The remainder of this page intentionally left blank]

PROPERTY OPERATIONS
-------------------

As of September 30, 1996, the Partnership owned interests in the following operational properties:

The Jacksonville Property/Fund IV - Fund V Joint Venture
--------------------------------------------------------


                                           Three Months Ended                  Nine Months Ended
                                    ------------------------------     --------------------------------
                                    Sept 30, 1996     Sept 30, 1995     Sept 30, 1996     Sept 30, 1995
                                    --------------    -------------    -------------     --------------
Revenues:
Rental Income                         $365,992          $358,214          $1,097,977        $1,097,062

Expenses:
  Depreciation                          79,296            47,484             237,888           142,452
  Management & leasing expenses         43,977            45,385             137,731           136,157
  Other operating expenses             138,511           140,937             324,912           357,680
                                      --------          --------            --------          --------
                                       261,784           233,806             700,531           636,289
                                      --------          --------            --------          --------

Net income                            $104,208          $124,408           $ 397,446         $ 460,773
                                      ========          ========           =========         =========

Occupied %                                 100%              100%                100%              100%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture          61.9%             61.9%               61.9%             61.9%

Cash Distribution to Partnership      $115,169          $104,764           $ 359,626        $  367,691

Net Income Allocated to the
  Partnership                         $ 64,478          $ 76,900           $ 245,920        $  284,256



         Rental income remained relatively stable in 1996 as compared to 1995. Expenses increased in 1996 as compared to 1995 due primarily to increased depreciation caused by the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". The increase in depreciation was partially offset by reductions in operating expenses resulting primarily from timing differences in billing tenant expense reimbursements.

         The Medical Center Property/Fund IV - Fund V Joint Venture
         ----------------------------------------------------------

                                            Three Months Ended                   Nine Months Ended
                                      ------------------------------      -------------------------------
                                      Sept 30, 1996     Sept 30, 1995     Sept 30, 1996     Sept 30, 1995
                                      -------------     -------------     -------------     -------------
Revenues:
  Rental income                          $105,470         $103,424           $316,050          $289,868
  Interest income                           3,727            3,440              9,468             9,850
                                         --------         --------           --------          --------
                                          109,197          106,864            325,518           299,718
                                         --------         --------           --------          --------
Expenses:
  Depreciation                             39,882           25,238            119,646            74,829
  Management & leasing expenses            13,227           13,846             38,108            37,091
  Other operating expenses                 44,985           45,810            175,017           129,182
                                         --------         --------           --------          --------
                                           98,094           84,894            332,771           241,102
                                         --------         --------           --------          --------

Net income (loss)                        $ 11,103         $ 21,970           $( 7,253)         $ 58,616
                                         ========         ========           ========          ========

Occupied %                                     69%              69%                69%               69%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture             61.9%            61.9%              61.9%             61.9%

Cash Distribution to Partnership         $ 34,341        $  21,766           $ 75,455          $ 69,294

Net Income (Loss) Allocated to the
  Partnership                             $ 6,870        $  13,585           $ (4,488)         $ 36,192


     Rental income increased for the nine month period ended September 30, 1996, as compared to the same period in 1995, due to increased lease up at the Medical Center Property during 1995. Leases are being actively pursued on the remaining 11,000 rentable square feet of vacant space. Expenses have increased in 1996 over 1995 levels due primarily to increased operating expenses of the buildings, the increase in depreciation expenses caused by the change in the estimated useful lives of the buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions" and timing differences in operating expense billings to tenants.

     The Hartford Building/Fund V - Fund VI Joint Venture
     ----------------------------------------------------


                                          Three Months Ended                 Nine Months Ended
                                    ------------------------------     --------------------------------
                                     Sept 30, 1996    Sept 30, 1995     Sept 30, 1996     Sept 30, 1995
                                    -------------     -------------    --------------    --------------
Revenues:
Rental Income                            $179,374        $179,374           $538,124        $538,124

Expenses:
  Depreciation                             73,008          42,516            219,024         127,548
  Management & leasing expenses             7,175           7,175             21,525          21,525
  Other operating expenses                  3,380           3,715             11,204          14,939
                                         --------        --------           --------        --------
                                           83,563          53,406            251,753         164,012
                                         --------        --------           --------        --------

Net income                               $ 95,811        $125,968           $286,371        $374,112
                                         ========        ========           ========        ========

Occupied %                                    100%            100%               100%            100%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture             47.5%           47.6%              47.5%           47.6%

Cash Distribution to Partnership         $ 80,950        $ 81,231           $242,550        $247,903

Net Income Allocated to the
  Partnership                            $ 45,509        $ 60,159           $136,136        $183,105



     Net income decreased and expenses increased in 1996 as compared to 1995 due primarily to an increase in depreciation expenses caused by the change in estimated useful lives of buildings and improvements previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

     The Partnership's ownership interest in the Fund V - Fund VI Joint Venture decreased from 47.6% in 1995 to 47.5% in 1996 due to additional fundings by Wells Fund VI in 1995.

     Cash distributions decreased in 1996 over 1995 due primarily to the Partnership's decreased percentage ownership interest in the Joint Venture. Net income allocated to the Partnership decreased in 1996 as compared to 1995 due primarily to the increased depreciation expenses discussed above.

Stockbridge Village II/Fund V - Fund VI Joint Venture
-----------------------------------------------------


                                          Three Months Ended                 Nine Months Ended
                                    ------------------------------     -----------------------------
                                    Sept 30, 1996     Sept 30, 1995    Sept 30, 1996   Sept 30, 1995
                                    --------------    -------------    --------------  -------------
Revenues:
Rental Income                             $50,056         $50,056        $146,573         $115,977

Expenses:
  Depreciation                             19,811          14,269          59,333           25,507
  Management & leasing expenses             4,549           5,515          14,528           13,494
  Other operating expenses                 24,862          14,249          63,660           37,458
                                          -------         -------        --------         --------
                                           49,222          34,033         137,521           76,459
                                          -------         -------        --------         --------

Net income                                $   834         $16,023        $  9,052         $ 39,518
                                          =======         =======        ========         ========

Occupied %                                     61%             61%             61%              61%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture             47.5%           47.6%           47.5%             47.6%

Cash Distribution to Partnership          $ 7,044         $ 9,372        $ 28,938          $ 18,483

Net Income Allocated to the
  Partnership                             $   401         $ 7,649        $  4,309         $ 19,288


     The Stockbridge Village II Project consists of two retail buildings which contain a total of approximately 15,800 square feet. The first building containing 5,400 square feet was completed in November, 1994, and occupied by Apple Restaurants, Inc. in December 1994. The second building containing 10,400 square feet opened in June, 1995. Glenn's Open Pit Bar-B-Que leased 4,303 square feet beginning in July, 1995. A lease has been signed for 4,969 square feet in the second building with occupancy anticipated to commence in early 1997.

     Depreciation expenses increased in 1996 over 1995 due to the change in estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

     The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture decreased to 47.5% for 1996, as compared to 47.6% in 1995, due to additional fundings by Wells Fund VI which reduced the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------


                                          Three Months Ended                 Nine Months Ended
                                    ------------------------------      ------------------------------
                                    Sept 30, 1996     Sept 30, 1995     Sept 30, 1996     Sept 30, 1995
                                    -------------     -------------     -------------     -------------
Revenues:
Rental Income                            $242,755        $242,754        $728,263        $728,262

Expenses:
  Depreciation                             87,647          52,299         262,939         156,898
  Management & leasing expenses             9,710           9,710          29,130          29,130
  Other operating expenses                  1,531           2,374          10,381          16,283
                                         --------        --------        --------        --------
                                           98,888          64,383         302,450         202,311
                                         --------        --------        --------        --------

Net income                               $143,867        $178,371        $425,813        $525,951
                                         ========        ========        ========        ========

Occupied %                                    100%            100%            100%            100%

Partnership's Ownership % in the
  Fund V-VI-VII Joint Venture                16.5%           16.5%           16.5%           16.5%

Cash Distribution to Partnership         $ 35,697        $ 35,558        $106,137        $105,166

Net Income Allocated to the
  Partnership                            $ 23,681        $ 29,360        $ 70,089        $ 86,571


     Net income decreased for the three and nine month periods ended September 30, 1996 compared to 1995 due primarily to the increase in depreciation expenses which resulted from the change in estimated useful lives of buildings and improvements, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions."

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WELLS REAL ESTATE FUND V, L.P.
                                         (Registrant)
Dated: November 11, 1996                 By: /s/ Leo F. Wells, III
                                         ----------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President,
                                         Sole Director and Chief Financial
                                         Officer of Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.