Form 10-K
period 1996-12-31
WELLS REAL ESTATE FUND V L P
filed 1997-03-25
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

            For the fiscal year ended     December 31, 1996     or
                                      ------------------------

   [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

            For the transition period from                to
                                           --------------    -----------------

                       Commission file number   0-21580
                                              ----------

                        Wells Real Estate Fund V, L. P.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                         58-1936904
------------------------------                        ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)



           3885 Holcomb Bridge Road Norcross, Georgia           30092
           -------------------------------------------------------------
           (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (770) 449-7800
                                                   ----------------

Securities registered pursuant to Section 12 (b) of the Act:

       Title of each class          Name of exchange on which registered
       -------------------          ------------------------------------
              NONE                                   NONE

Securities registered pursuant to Section 12 (g) of the Act:

                                 Class A Unit
                               ----------------
                               (Title of Class)

                                 Class B Unit
                               ----------------
                               (TITLE OF CLASS)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

        Aggregate market value of the voting stock held
by non-affiliates:  Not Applicable
                   ----------------

                                     PART I
                                     ------

ITEM  1.  BUSINESS
------------------

GENERAL

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

As of December 31, 1996, the Partnership owned interests in the following:
(i) a four-story office building located in Jacksonville, Florida; (ii) two substantially identical two-story buildings located in Clayton County, Georgia;
(iii) two retail buildings located in Clayton County, Georgia; (iv) a four-story office building located in metropolitan Hartford, Connecticut and (v) a three story office building located in Appleton, Wisconsin. All of the foregoing properties were acquired on an all-cash basis and are described in more detail in Item 2 below.

EMPLOYEES

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1996.

INSURANCE

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

COMPETITION

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

ITEM 2.  PROPERTIES.
--------------------

The Partnership owns interest in five properties through its investment in joint ventures of which four are office buildings and one is a retail building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1996, these properties were 92.15% occupied, a change from 92.32% at December 31, 1995, 92.68% at December 31, 1994, 96.04% at December 31, 1993 and 76.98% At December 31, 1992.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1996, assuming no exercise of renewal options or termination rights:

                                                           Partnerships
Year of       Number of                     Annualized       Share of         Percentage of      Percentage of
Lease          Leases        Square         Gross Base      Annualized         Total Square    Total Annualized
Expiration    Expiring    Feet Expiring       Rent(1)     Gross Base Rent     Feet Expiring      Base Rent(1)
---------------------------------------------------------------------------------------------------------------
1997              2            1,883           31,013          11,816               0.7%             0.8%
1998              2            6,618           93,438          35,600               2.4%             2.5%
1999              2           26,855          584,286         222,613               9.8%            15.3%
2000              1            3,376           55,057          20,977               1.2%             1.4%
2001              1            4,303           68,383          32,550               1.6%             1.8%
2002              0                -                -               -                 -                -
2003(2)           3          141,732        1,735,784         723,195              52.0%            45.5%
2004              2            6,932          168,373          76,570               2.6%             4.4%
2005              0                -                -               -                 -                -
2006(3)           2           80,969        1,059,373         201,886              29.7%            28.3%
---------------------------------------------------------------------------------------------------------------
                 15          272,668        3,795,707       1,325,207             100.0%           100.0%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2) Expiration of IBM with 68,100 square feet at the Jacksonville Property and of Hartford Accident and Indemnity Company at the Hartford Building with 71,000 square feet.

(3)  Expiration of Marathon with 76,000 square feet at the Marathon Property.

The following describes the properties in which the Partnership owns an interest as of December 31, 1996:

FUND IV - FUND V JOINT VENTURE
------------------------------

On April 14, 1992, the Partnership and Wells Real Estate Fund IV, L.P. ("Wells Fund IV"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund IV and Fund V Associates (the "Fund IV - Fund V Joint Venture"). The investment objectives of Wells Fund IV are substantially identical to those of the Partnership. As of December 31, 1996, the Partnership had contributed approximately $7,719,249 and Wells Fund IV had contributed approximately $4,736,173 to the Fund IV -Fund V Joint Venture. It is anticipated that the Partnership will fund an additional $90,000 toward the completion of the Medical Center Project, at which time, the Partnership will hold an approximate 62% equity interest in the Fund IV -Fund V Joint Venture. The Partnership owns interests in the following two properties through the Fund IV - Fund V Joint
Venture:

The Jacksonville Project
------------------------

On June 8, 1992, the Fund IV-Fund V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida at a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet (the "Jacksonville Project"). As of December 31, 1996, the Partnership contributed $4,961,709 and Wells Fund IV contributed $3,439,947 to the Fund IV-Fund V Joint Venture to fund the acquisition and development of the Jacksonville Project. Wells Fund IV holds an approximately 38% equity interest in the Fund IV - Fund V Joint Venture, and the Partnership holds approximately 62% equity interest in the Fund IV - Fund V Joint Venture.

The Jacksonville Project is leased primarily by International Business Machines Corporation ("IBM"), a computer sales and service corporation and Customized Transportation, Inc. ("CTI"), a division of CSX Railroad, a transportation corporation.

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

The occupancy rates at the Jacksonville Project were 100% in 1996, 1995 and 1994, and 85% in 1993, the first year of occupancy. The average effective annual rental per square foot at the Jacksonville Project was $16.71 for 1996 and 1995, $16.39 for 1994 and $14.19 for 1993.

The Medical Center Project
--------------------------

On September 14, 1992, the Fund IV-Fund V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the "Medical Center Project"). It is anticipated that a total of approximately $4,200,000 will be required to be contributed to the Fund IV - Fund V Joint Venture for the acquisition and development of the Medical Center Project. As of December 31, 1996, the Partnership had contributed $2,757,540 and Wells Fund IV had contributed $1,296,226 to the Fund IV - Fund V Joint Venture for the acquisition and development of the Medical Center Project. It is currently anticipated that an additional approximately $146,000 will be required for the completion of the Medical Center Project. The Partnership has reserved approximately $90,000 for this purpose, with any excess costs required to be funded out of operating cash flow.

Construction on the first building at the Medical Center Project was completed in March, 1993 and the building shell of the second building was completed in April, 1994. Georgia Baptist, a medical health care and urgent care facility, leased approximately 14,669 square feet in the first building for a term of six years and has the option to extend the initial term of the lease for one five-year period. The base rent payable per square foot ranges from $16.00 per month during the first year to $18.50 during the sixth year. In addition, Georgia Baptist has leased approximately 3,376 square feet in the second building for a term of five years at an annual rental rate of $55,704, increasing to $57,392 in the fourth year and $59,080 in the fifth year.

The occupancy rate at the Medical Center Project was 67% in 1996 and 1995, 58% in 1994 and 69% in 1993, the first year of occupancy. The average effective annual rental per square foot at the Medical Center Project was $11.83 for 1996, $10.43 for 1995, $7.59 for 1994 and $11.25 for 1993.


FUND V - FUND VI JOINT VENTURE
------------------------------

On December 27, 1993, The Partnership and Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund V and Fund VI Associates (the "Fund V - Fund VI Joint Venture"). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. As of December 31, 1996, the Partnership had contributed approximately $4,544,601 and Wells Fund VI had contributed approximately $5,128,857 to the Fund V - Fund VI Joint Venture. It is anticipated that Wells Fund VI will fund an additional $242,000 toward the completion of the Stockbridge Village II Project, at which time, the Partnership will hold an approximate 46% equity interest in the Fund V - Fund VI Joint Venture. The Partnership owns interests in the following two properties through the Fund V -Fund VI Joint Venture:

The Hartford Building
---------------------

On December 29, 1993, the Fund V - Fund VI Joint Venture purchased the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet from Hartford Accident and Indemnity Company for a purchase price $6,900,000. The Hartford Building is located on 5.56 acres of land in Southington, Hartford County, Connecticut. The funds used by the Fund V - Fund VI Joint Venture to acquire the Hartford Building were derived from capital contributions made by the Partnership and Wells Fund VI totaling $3,508,797 and $3,432,707, respectively, for total capital contributions to the Fund V - Fund VI Joint Venture of $6,941,504. The Partnership holds an approximately 47% equity interest, and Wells Fund VI holds an approximately 53% equity interest in the Fund V - Fund VI Joint Venture.

The entire building is leased to Hartford Fire Insurance Company ("Hartford") for a period of nine years and eleven months commencing December 29, 1993. The annual base rent during the initial term is $458,400 payable in equal month installments of $38,200 for the first three months, and $724,200 payable in equal monthly installments of $60,350 commencing April 1, 1994 and continuing through the expiration of the initial term of the lease. Hartford also has the option to extend the initial term of the lease for two consecutive five year periods. Under the terms of its lease, Hartford is responsible for property taxes, operating expenses, general repair and maintenance work and a pro rata share of capital expenditures based upon the number of years remaining in the lease.

The occupancy rate at the Hartford Building was 100% for the years ended December 31, 1996, 1995 and 1994. The average effective annual rental per square foot at the Hartford Building was $10.11 for 1996, 1995 and 1994, the first year of ownership.


Stockbridge Village II - Stockbridge South Project
--------------------------------------------------

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

The total cost to complete Stockbridge Village II is currently anticipated to be approximately $2,974,000. As of December 31, 1996, the Partnership contributed $1,035,804 and Wells Fund VI had contributed $1,696,150 to the Fund V - Fund VI Joint Venture for the acquisition and development of Stockbridge Village II.

As of December 31, 1996, the Partnership's equity interest in the Fund V -Fund VI Joint Venture was approximately 47%. Although the ultimate percentage of ownership has not yet been finalized, it is currently anticipated that the remaining cost of approximately $242,000 to complete the project will be contributed by Wells Fund VI, in which event, upon completion of the building funding, the Partnership will own an approximately 46% equity interest in the Fund V - Fund VI Joint Venture.

The occupancy rate at the Stockbridge Village II Project was 61% for the years ended December 31, 1996 and 1995. The average effective annual rental per square foot at the Stockbridge Village II is $12.43 for 1996 and $10.41 for 1995, the first year of occupancy.

FUND V - VI - VII JOINT VENTURE
-------------------------------

On September 8, 1994, the Partnership, Wells Fund VI and Wells Real Estate Fund VII, L. P. ("Wells Fund VII"), Georgia public limited partnerships affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund V, Fund VI, and Fund VII Associates (the "Fund V-VI-VII Joint Venture"). The Partnership owns an interest in the following property through the Fund V-VI-VII Joint Venture:

The Marathon Building
---------------------

On September 16, 1994, the Fund V-VI-VII Joint Venture purchased a three-story office building containing approximately 76,000 square feet, located on approximately 6.2 acres of land in Appleton, Wisconsin (the "Marathon Building") for a purchase price of $8,250,000, excluding acquisition costs.

The funds used by the Fund V-VI-VII Joint Venture to acquire the Marathon Building were derived from capital contributions made by the Partnership, Wells Fund VI and Wells Fund VII totaling $1,337,505, $3,470,958, and $3,470,958 respectively, for total contributions to the Fund V-VI-VII Joint Venture of $8,279,421 including acquisition costs. The Partnership owns an approximately 16% equity interest in the Fund V-VI-VII Joint Venture.

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

The occupancy rate at the Marathon Building was 100% for 1996, 1995, and the last three and a half months of 1994. The average annual rental per square foot in the Marathon Building was $12.13 for 1996, 1995 and 1994, the first year of ownership.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1996.


                                    PART II
                                    -------

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

As of February 28, 1997, the Partnership had 1,551,416 outstanding Class A Units held by a total of 1,594 Limited Partners and 149,186 outstanding Class B Units held by a total of 76 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributions paid monthly. Under the Partnership Agreement, distributions are allocated first to the Limited Partners holding Class A Units until they have received cash distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contribution. After this preference is satisfied, the General Partners will receive an amount of Net Cash from Operations equal to one-tenth of the total amount of Net Cash from Operations distributed. Therefore, the Limited Partners holding Class A Units will receive 90% of Net Cash from Operations, and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Units. Cash distributions made to the Limited Partners holding Class A Units for the two most recent fiscal years were as follows:

                                        Per Class A Unit
                                     -----------------------
Distributions For       Total Cash   Investment   Return of
Quarter Ended          Distribution    Income      Capital
---------------------  ------------  ----------  -----------

   March 31, 1995        $234,730       $0.15        $0.00
   June 30, 1995         $290,973       $0.19        $0.00
   Sept. 30, 1995        $245,957       $0.16        $0.00
   Dec. 31, 1995         $247,721       $0.16        $0.00
   March 31, 1996        $255,698       $0.17        $0.00
   June 30, 1996         $238,363       $0.15        $0.00
   Sept. 30, 1996        $265,182       $0.17        $0.00
   Dec. 31, 1996         $246,996       $0.16        $0.00

The fourth quarter distribution was accrued for accounting purposes in 1996, and was not actually paid to the limited partners holding Class A units until February 1997. Even though there is no guarantee, the General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 1997 at a level at least comparable with 1996 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The Partnership commenced the offering on March 6, 1992, but did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on April 27, 1992.

The following sets forth a summary of the selected financial data for the ten months ended December 31, 1992, and the fiscal years ended December 31, 1993, 1994, 1995 and 1996.

                           1996          1995          1994          1993          1992
                        -----------   -----------   -----------   -----------   -----------
Total assets            $14,092,081   $14,597,710   $14,875,082   $15,016,459   $10,061,456
Total revenues              590,839       764,624       656,958       458,213        58,640
Net income                  505,650       689,639       561,721       354,999       (18,089)
Net income/(loss)
 allocated to
 General Partners                 0             0        (1,051)          732          (181)
Net income allocated
 to Class A Limited
 Partners                 1,095,296     1,124,203       879,232       442,135             0
Net loss allocated to
  Class B Limited
   Partners                (589,646)     (434,564)     (316,460)      (87,868)      (17,908)
Net income per
 weighted
 average (1) Class A
 Limited Partner Unit           .71           .73           .58           .29           .00
Net loss per weighted
 average (1) Class B
 Limited Partner Unit         (3.78)        (2.72)        (1.78)         (.54)         (.65)
Cash Distributions per
 weighted average (1)
 Class A Limited Partner
 Unit:
Investment Income               .65           .66           .51           .19           .00
Return of Capital               .00           .00           .00           .00           .00

(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased by Limited Partners in the Partnership.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------

The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

GENERAL
-------

Gross revenues of the Partnerships were $590,839 for the year ended December 31, 1996, as compared to $764,624 for the year ended December 31, 1995 and $656,958 for the year ended December 31, 1994. Interest income decreased from 1994 to 1995 and from 1995 to 1996 due to a greater amount of investor funds invested in interest bearing accounts in 1994 than in 1995 and 1996. Gross revenues and net income have increased for the year ended December 31, 1995 over 1994 levels due chiefly to increased equity in income of joint ventures offset partially by the decrease in interest income as discussed above. Gross revenues and net income have decreased for the year 1996 as compared to 1995 due primarily to increased depreciation expenses which decreased the equity in income of joint ventures. Depreciation expense of the joint ventures increased from 1994 to 1995 to 1996 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years which became effective in the fourth quarter of 1995. For further discussion of depreciation expense, please refer to the notes to the accompanying financial statements.

Expenses of the Partnership decreased from $95,237 for the year ended December 31, 1994 to $74,985 for the year ended December 31, 1995 but increased to $85,189 for the year ended December 31, 1996, due primarily to fluctuations in legal and accounting costs.

The Partnership made cash distributions of investment income to the Limited Partners holding Class A Units of $.65 per Class A Unit for the year ended December 31, 1996, $.66 per Class A Unit for the year ended December 31, 1995 and $.51 for the year ended December 31, 1994. No cash distributions of investment income were made to the Limited Partners holding Class B Units. Distributions accrued for the fourth quarter of 1996 were paid in February, 1997.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.

PROPERTY OPERATIONS
-------------------

As of December 31, 1996, the Partnership's ownership interest in Fund IV-Fund V Joint Venture was 61.9%, in Fund V-Fund VI Joint Venture 47.5% and in Fund V-VI-VII Joint Venture 16.5%.

As of December 31, 1996, the Partnership owned interests through interests in joint ventures in the following operational properties:


THE JACKSONVILLE PROJECT/FUND IV-FUND V JOINT VENTURE
-----------------------------------------------------

                                For the Year Ended December 31
                             -------------------------------------
                                1996         1995         1994
                             -----------  -----------  -----------
Revenues:
Rental income                $1,463,969   $1,463,821   $1,436,139

Expenses
  Depreciation                  317,252      220,705      185,601
  Management & leasing          183,652      175,888      170,879
   expenses
  Other operating               480,241      517,916      504,097
   expenses                  ----------   ----------   ----------
                                981,145      914,509      860,577
                             ----------   ----------   ----------

Net income                   $  482,824   $  549,312   $  575,562
                             ==========   ==========   ==========

Occupied %                          100%         100%         100%

Partnership's Ownership %
 in the Fund IV-Fund V Joint
  Venture                          61.9%        61.9%        61.2%

Cash Distribution to the
 Partnership                 $  459,672   $  469,403   $  448,560

Net Income Allocated to
 the Partnership             $  298,749   $  339,039   $  348,152


Rental income has stabilized for 1996 as compared to 1995 but was lower in 1994 due primarily to full occupancy for the entire years of 1996 and 1995, while full occupancy for 1994 was achieved in August, 1994. Expenses increased due primarily to depreciation increases in 1996 over 1995 and 1994 due to the change in the estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Cash distributions decreased slightly in 1996 compared to 1995 while distributions increased slightly in 1995 as compared to 1994 due primarily to an increase in the Partnership's ownership interest in the project. Cash fundings to the Joint Venture for construction were contributed by the Partnership which increased the Partnership's ownership interest and decreased Wells Fund IV's ownership interest in the Fund IV-Fund V Joint Venture accordingly. Net income decreased in 1996 and 1995 from 1994 levels due primarily to the change in depreciation method as discussed above.

The Jacksonville Project incurred property taxes of $172,732 for 1996, $149,856 for 1995, and $128,090 for 1994.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

THE MEDICAL CENTER PROJECT/FUND IV-FUND V JOINT VENTURE
-------------------------------------------------------

                              For the Year Ended December 31
                             ---------------------------------
                                1996        1995       1994
                             ----------  ----------  ---------
Revenues:                     $419,387    $369,741   $269,162
  Rental income                 12,884      12,974      7,191
                              --------    --------   --------
  Interest income              432,271     382,715    276,353
                              --------    --------   --------

Expenses
  Depreciation                 159,523     114,645     79,116
  Management & leasing
   expenses                     54,242      49,638     33,558
  Other operating
   expenses                    219,120     155,878    195,945
                              --------    --------   --------
                               432,885     320,161    308,619
                              --------    --------   --------

Net income (loss)             $   (614)   $ 62,554   $(32,266)
                              ========    ========   ========

Occupied %                          67%         67%        58%

Partnership's Ownership %
 in the Fund IV-Fund V Joint
  Venture                         61.9%       61.9%      61.2%

Cash Distribution to the
 Partnership                  $109,464    $ 96,590   $ 31,673

Net Income (loss) Allocated
  to the Partnership          $   (380)   $ 38,630   $(19,611)


The 1994 net loss generated by the Medical Center Project related to the fact that the second building, which opened in April, 1994, did not begin generating rental revenues until November, 1994, while expenses of Building II such as property taxes, building operating expenses, administrative costs and depreciation commenced in April 1994. The net income of Building I was not enough to offset the net loss of Building II in 1994.

Rental income increased in 1996 and 1995 over 1994 levels due to increased lease up at the Medical Center Project. Occupancy increased to 67% (on both buildings) in 1995 and remained the same in 1996 as compared to 58% in 1994. Expenses have increased in 1996 and 1995 over 1994 levels due primarily to the lease up of the buildings and a bad debt write off in 1996. Depreciation increased in 1996 due to the change in the estimated useful lives of building and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions."

Cash distributions allocated to the Partnership have increased over prior year levels due primarily to the lease up of the project and to the Partnership's increased ownership interest in the Joint Venture. Cash fundings to the Joint Venture for construction were contributed by the Partnership which increased its ownership interest and decreased Wells Fund IV's ownership interest in the Fund IV - Fund V Joint Venture.

The Medical Center Project incurred property taxes of $37,898 for 1996, $43,281 for 1995, and $43,303 for 1994.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additions information on tenants, etc. refer to Item 2, Properties, Page 3.

THE HARTFORD BUILDING - FUND V - FUND VI JOINT VENTURE
------------------------------------------------------

                              For the Year Ended December 31
                             ---------------------------------
                                1996        1995       1994
                             ----------  ----------  ---------
Revenues:
Rental income                 $717,499    $717,499   $717,499
                              --------    --------   --------

Expenses
  Depreciation                 292,031     199,551    170,058
  Management & leasing
   expenses                     28,700      28,700     27,554
  Other operating
   expenses                     13,948      21,182     60,536
                              --------    --------   --------
                               334,679     249,433    258,148
                              --------    --------   --------

Net income                    $382,820    $468,066   $459,351
                              ========    ========   ========

Occupied %                         100%        100%       100%

Partnership's Ownership %
 in the Fund V-Fund VI Joint
  Venture                         47.5%       47.6%      51.6%

Cash Distribution to the
 Partnership                  $323,753    $327,595   $280,678

Net Income Allocated to
 the
  Partnership                 $181,919    $227,788   $243,653


Net income decreased and expenses increased in 1996 over 1995 due primarily to increased depreciation expenses. Net income increased and expenses decreased in 1995 as compared to 1994 due primarily to decreased expenditures for property insurance and legal fees which was partially offset by an increase in depreciation expense in the forth quarter of 1995 resulting from the change in estimated useful lives of buildings and improvements, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

The Partnership's ownership in the Fund V-Fund VI Joint Venture decreased from 51.6% in 1994, to 47.6% in 1995 and to 47.5% in 1996 due to additional fundings by Wells Fund VI which increased Wells Fund VI's ownership interest and decreased the Partnership's ownership interest in the Fund V- Fund VI Joint Venture.

Cash distributions remained stable from 1996 as compared to 1995 but increased in 1995 over 1994 due to the decrease in expenses offset by the Partnership's decreased percentage ownership interest in the Joint Venture. Net income allocated to the Partnership decreased in 1996 and 1995 as compared to 1994 due to increased depreciation expenses and decreased ownership in the Fund V-Fund VI Joint Venture as discussed above.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

STOCKBRIDGE VILLAGE II - FUND V - FUND VI JOINT VENTURE
-------------------------------------------------------

                                For the Year Ended        One Month
                                   December 31,         Ended Dec. 31,
                             -------------------------  --------------
                                 1996         1995           1994
                             ------------  -----------  --------------
Revenues:
Rental income                   $196,629     $166,033      $  4,403
                                --------     --------      --------
Expenses
  Depreciation                    79,239       43,588         4,813
  Management & leasing
   expenses                       19,786       16,136             0
  Other operating
   expenses                       90,216       43,099        18,852
                                --------     --------      --------
                                 189,241      102,823        23,665
                                --------     --------      --------
Net income                      $  7,388     $ 63,210      $(19,262)
                                ========     ========      ========

Occupied %                            61%          61%          100%

Partnership's Ownership %
 in the Fund V-Fund VI Joint
  Venture                           47.5%        47.6%         51.6%

Cash Distribution to the
 Partnership                    $ 37,193     $ 35,490      $      0

Net Income Allocated to
 the Partnership                $  3,519     $ 30,555      $(10,286)


The Stockbridge Village II Project, consists of two retail buildings which contain a total of approximately 15,950 square feet. The first building containing 5,400 square feet was completed in November, 1994 and occupied by Apple Restaurants, Inc. in December, 1994, resulting in 100% occupancy as of December 31, 1994. The second building containing 10,550 square feet opened in June, 1995. Glenn's Open Pit Bar-B-Que leased 4,303 square feet beginning in July, 1995. 4,969 additional square feet have been leased in the second building with occupancy in the first quarter of 1997.

Since the first building of the Stockbridge Village II Project opened in December 1994, comparative income and expense figures for the year ended December 31, 1994 are not available. In 1996 and 1995 there were increases in depreciation expense due to the change in estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture decreased to 47.5% in 1996 from 47.6% for 1995 and 51.6% in 1994 due to an additional investments by Wells Fund VI which increased Wells Fund VI's ownership interest and decreased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

The Stockbridge Village II Project incurred property taxes of $22,835 for 1996, $19,924 for 1995 and $14,200 for 1994.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

THE MARATHON BUILDING/FUND V-VI-VII JOINT VENTURE
-------------------------------------------------

                              For the Year Ended   Four Months
                                  December 31      Ended Dec. 31
                             --------------------  -------------
                               1996       1995          1994
                             ---------  ---------  -------------
Revenues:
Rental income                $971,017   $971,017      $283,213

Expenses
  Depreciation                350,585    243,428        61,016
  Management & leasing
   expenses                    38,841     38,841        11,329
  Other operating
   expenses                    14,636     25,557        22,085
                             --------   --------      --------
                              404,062    307,826        94,430
                             --------   --------      --------

Net income                   $566,955   $663,191      $188,783
                             ========   ========      ========

Occupied %                        100%       100%          100%

Partnership's Ownership %
 in the Fund V-VI-VII Joint
  Venture                       16.46%     16.46%        16.46%

Cash Distribution to the
 Partnership                 $141,385   $139,588      $ 37,800

Net Income Allocated to
 the Partnership             $ 93,321   $109,161      $ 30,994


Rental income for 1996 and 1995 was the same. Since the Marathon Building was purchased in September 1994, comparative income and expense figures for the year December 31, 1994, are not available. Depreciation expense increased for 1996 compared to 1995 due to the recording of a full year's expense reflecting the change in estimated useful lives which was made beginning in the fourth quarter of 1995. In 1995, there was an increase in depreciation expense, as compared to 1994, due to the change in estimated useful lives of buildings and improvements as previously discussed under "General" section of "Results of Operations and Changes in

Financial Conditions". Other operating expenses decreased from $25,557 in 1995 to $14,636 in 1996 due primarily to payment of legal and administrative expenses associated with the first year of operating the property.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

The Partnership has an equity interest of 16.46% in the Marathon Property through its ownership in the Fund V-VI-VII Joint Venture.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

LIQUIDITY AND CAPITAL RESERVES
------------------------------

During its offering, which terminated on March 3, 1993, the Partnership raised a total $17,006,020 in capital through the sale of 1,700,602 units. No additional units will be sold by the Partnership. As of December 31, 1996, the Partnership incurred $3,145,281 in commission fees, acquisition fees, organization and offering costs; invested $13,601,356 in properties; reserved $170,060 as working capital reserves; and the remainder of approximately $90,000 is reserved and committed for investment in the Fund IV - Fund V Medical Center Project. No funds have been reserved by the Partnership for investment in the Fund V - Fund VI Stockbridge Village II Project.

The Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses estimated to be required to operate the Partnership for a six month period, not to exceed 3% or be reduced below 1% of offering proceeds available for investment in properties. The General Partners believe such working capital reserves will be adequate.

The Partnership's net cash provided by operating activities increased from $(59,699) for the year ended December 31, 1994 to $5,659 for the year ended December 31, 1995 but decreased to $(3,672) for the year ended December 31, 1996 primarily due to decreases in interest income in 1994, 1995 and 1996, increases in Joint Venture distributions received in 1994, 1995 and 1996 and increases in Partnership distributions paid. Net cash used in investing activities decreased from $2,366,507 in 1994 to $233,501 in 1995 and $225 in 1996 primarily due to decreased investments in Joint Ventures.

The Partnership's distributions paid and payable through the fourth quarter of 1996 have been paid from net cash from operations, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

INFLATION
---------

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation, most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

The Financial statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1996.


                                    PART III
                                    --------


ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP.
---------------------------------------------


     WELLS PARTNERS, L.P.  Wells Partners, L.P. is a private Georgia limited
     --------------------
partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation. The executive offices of Wells Capital, Inc. are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092.


     LEO F. WELLS, III.  Mr. Wells is a resident of Atlanta, Georgia, is 53
     -----------------
years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.


ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
----------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1996.


                            CASH COMPENSATION TABLE

        (A)                        (B)                        (C)
Name of individual or     Capacities in which served
number in group           -Form of Compensation         Cash Compensation
-----------------------   --------------------------    -----------------
Wells Management            Property Manager-              $174,834 (1)
Company, Inc.               Management and Leasing
                            Fees


(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1996 but not actually paid until January, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1997.


     (1)                  (2)                    (3)                 (4)
Title of Class    Name and Address of     Amount and Nature    Percent of Class
                  Beneficial Owner        of Beneficial
                                          Ownership
                  -------------------     -----------------    ----------------
Class A Units     Leo F. Wells, III       508.82 units (IRA,     less than 1%
                                          401(k) Plan)

No arrangements exist which would, upon implementation, result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:


INTEREST IN PARTNERSHIP CASH FLOW AND NET SALE PROCEEDS.  The General Partners
-------------------------------------------------------
will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have received no distribution from cash flow or net sales proceeds in 1996.


PROPERTY MANAGEMENT AND LEASING FEES.  Wells Management Company, Inc., an
------------------------------------
affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $174,834 in cash compensation for the year ended December 31, 1996.

REAL ESTATE COMMISSIONS.  In connection with the sale of Partnership properties,
-----------------------
the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1996, no real estate commissions were paid to the General Partners or their affiliates.

                                    PART IV
                                    -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a)1. Financial Statements
      Information with respect to this item is contained on Pages F-2 to F-27 of this Annual Report on Form 10-K.

(a)2. Financial Statement Schedule III
      Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1996.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)   See (a) 2.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 1997

                                       WELLS REAL ESTATE FUND V, L.P.
                                       (Registrant)


                                       By:  /s/ Leo F. Wells, III
                                            ---------------------
                                            LEO F. WELLS, III
                                            Leo F. Wells, III, Individual
                                            General Partner and as President
                                            of Wells Capital, Inc., the
                                            General Partner of
                                            Wells Partners, L.P.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                    Title
---------                    -----

/s/ Leo F. Wells, III        Individual General Partner,          March 17, 1997
---------------------        President and Sole Director
LEO F. WELLS, III            of Wells Capital, Inc.



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

     No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                                 EXHIBIT INDEX
                                 -------------

                       (Wells Real Estate Fund V, L.P.)

          The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.


EXHIBIT                                                         SEQUENTIAL
NUMBER     DESCRIPTION OF DOCUMENT                              PAGE NUMBER
-------    -----------------------                              -----------

*4(a)      Agreement of Limited Partnership of                      N/A
           Wells Real Estate Fund V, L.P. (Exhibit
           4(a) to Registration Statement of Wells
           Real Estate Fund IV, L.P. and Wells Real Estate
           Fund V, L.P., File No. 33-37830)

*4(b)      First Amendment to Agreement of                          N/A
           Limited Partnership of Wells Real Estate
           Fund V, L.P. (Exhibit 4(e)
           to Post-Effective Amendment No. 6 to
           Registration Statement of Wells
           Real Estate Fund IV, L.P. and Wells Real
           Estate Fund V, L.P., File No. 33-37830)

*4(c)      Certificate of Limited Partnership                       N/A
           of Wells Real Estate Fund V, L.P.
           (Exhibit 4(c) to Registration
           Statement of Wells Real Estate Fund IV, L.P.
           and Wells Real Estate
           Fund V, L.P., File No. 33-37830)

*10(a)     Management Agreement between Wells                       N/A
           Real Estate Fund V, L.P. and Wells Management
           Company, Inc. (Exhibit 10(c) to Registration
           Statement of Wells Real Estate Fund IV, L.P.
           and Wells Real Estate Fund V, L.P.,
           File No. 33-37830)

*10(b)     Leasing and Tenant Coordinating                          N/A
           Agreement between Wells Real Estate Fund V, L.P.
           and Wells Management Company, Inc. (Exhibit 10(b) to Registration Statement of Wells Real
           Estate Fund IV, L.P. and Wells Real
           Estate Fund V, L.P., File No. 33-37830)

*10(c)     Custodial Agency Agreement between                       N/A
           Wells Real Estate Fund V, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to Registration
           Statement of Wells Real Estate Fund IV, L.P.
           and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(d)     Fund IV and Fund V Associates Joint                      N/A
           Venture Agreement dated April 14, 1992 (Exhibit 10(n) to Post-Effective Amendment No. 7 to Registration
           Statement of Wells Real Estate Fund IV, L.P.
           and Wells Real Estate Fund V, L.P., File
           No. 33-37830)

*10(e)     Agreement for the Purchase and Sale of Real              N/A
           Property with GL National, Inc. (Exhibit 10(o) to Post-Effective Amendment No. 7 to
           Registration Statement of Wells Real Estate
           Fund IV, L.P. and Wells Real Estate Fund V, L.P.,
           File No. 33-37830)

*10(f)     Lease with International Business                        N/A
           Machines Corporation (Exhibit 10(p) to
           Post-Effective Amendment No. 7 to Registration
           Statement of Wells Real Estate Fund IV, L.P. and
           Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(g)     Lease with ROLM Company (Exhibit                         N/A
           10(q) to Post-Effective Amendment No. 7 to
           Registration Statement of Wells Real Estate
           Fund IV, L.P. and Wells Real Estate Fund V, L.P.,
           File No. 33-37830)

*10(h)     Construction Agreement with McDevitt & Street            N/A
           Company (Exhibit 10(r) to Post-Effective
           Amendment No. 7 to Registration Statement of
           Wells Real Estate Fund IV, L.P. and Wells
           Real Estate Fund V, L.P., File No. 33-37830)

*10(i)     Development Agreement with ADEVCO Corporation            N/A
           (Exhibit 10(s) to Post-Effective Amendment
           No. 7 to Registration Statement of Wells Real
           Estate Fund IV, L.P. and Wells Real Estate
           Fund V, L.P., File No. 33-37830)

*10(j)     Guaranty of Development Agreement by David M.            N/A
           Kraxberger (Exhibit 10(t) to Post-Effective
           Amendment No. 7 to Registration Statement of
           Wells Real Estate Fund IV, L.P. and Wells
           Real Estate Fund V, L.P., File No. 33-37830)

*10(k)     Architect Agreement with Mayes, Sudderth &               N/A
           Etheredge, Inc. (Exhibit 10(u) to Post-Effective
           Amendment No. 7 to Registration Statement of
           Wells Real Estate Fund IV, L.P. and Wells
           Real Estate Fund V, L.P., File No. 33-37830)

*10(l)     Architect Agreement with Peter C.                        N/A
           Sutton, A.I.A. (Exhibit 10(v) to Post-Effective
           Amendment No. 7 to Registration Statement of
           Wells Real Estate Fund IV, L.P. and Wells
           Real Estate Fund V, L.P., File No. 33-37830)

*10(m)     First Amendment to Joint Venture                         N/A
           Agreement of Fund IV and V Associates dated
           September 9, 1992 (Exhibit 10(w) to Post-Effective
           Amendment No. 8 to Registration Statement of
           Wells Real Estate Fund IV, L.P. and Wells Real Estate
           Fund V, L.P., File No. 33-37830)

*10(n)     Option Agreement for the Purchase and Sale of            N/A
           Real Property (Exhibit 10(x) to Post-Effective
           Amendment No. 8 to Registration Statement of
           Wells Real Estate Fund IV, L.P. and Wells
           Real Estate Fund V, L.P., File No. 33-37830)

*10(o)     First Amendment to Option Agreement                      N/A
           for the Purchase and Sale of Real Property
           (Exhibit 10(y) to Post-Effective Amendment
           No. 8 to Registration Statement of Wells Real
           Estate Fund IV, L.P. and Wells Real Estate
           Fund V, L.P., File No. 33-37830)

*10(p)     Partial Assignment and Assumption                        N/A
           of Option Agreement for the Purchase and Sale of Real Property (Exhibit 10(z) to
           Post-Effective Amendment No. 8 to Registration
           Statement of Wells Real Estate Fund IV, L.P.
           and Wells Real Estate Fund V, L.P.,
           File No. 33-37830)

*10(q)     Lease Agreement with the Executive                       N/A
           Committee of the Baptist Convention of the State of Georgia, d/b/a Georgia Baptist Health
           Care System (Exhibit 10(aa) to Post-Effective
           Amendment No. 8 to Registration Statement of
           Wells Real Estate Fund IV, L.P. and Wells
           Real Estae Fund V, L.P., File No. 33-37830)

*10(r)     Construction Contract with Cecil N. Brown Co., Inc.      N/A
           (Exhibit 10(bb) to Post-Effective Amendment
           No. 8 to Registration Statement of Wells
           Real Estate Fund IV, L.P. and Wells Real Estate
           Fund V, L.P., File No. 33-37830)

*10(s)     Agreement for the Purchase and Sale of Real              N/A
           Property with 675 Industrial Park, Ltd. dated
           September 29, 1993 (Exhibit to Form 10-K of
           Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1993, File No. 0-21580)

*10(t)     Fund V and Fund VI Associates Joint Venture              N/A
           Agreement dated December 27, 1993 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Registration
           Statement of Wells Real Estate Fund VI, L.P.
           and Wells Real Estate Fund VII, L.P.,
           File No. 33-55908)

*10(u)     Sale and Purchase Agreement dated November 17,           N/A
           1993, with Hartford Accident and Indemnity
           Company (Exhibit 10(h) to Post-Effective Amendment
           No. 1 to Registration Statement of Wells Real Estate
           Fund VI, L.P. and Wells Real Estate Fund VII, L.P.,
           File No. 33-55908)

*10(v)     Lease with Hartford Fire Insurance Company               N/A
           December 29, 1993 (Exhibit 10(i) to
           Post-Effective Amendment No. 1 to
           Registration Statement of Wells Real
           Estate Fund VI, L.P. and Wells Real
           Estate Fund VII, L.P., File No. 33-55908)

*10(w)     Amended and Restated Custodial Agency                    N/A
           Agreement dated April 1, 1994, between
           Wells Real Estate Fund V, L.P. and
           NationsBank of Georgia, N.A. (Exhibit to
           Form 10-K of Wells Real Estate Fund V,
           L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10(x)     First Amendment to Joint Venture Agreement               N/A
           of Fund V and Fund VI Associates dated
           July 1, 1994 (Exhibit to Form 10-K of
           Wells Real Estate Fund V, L.P. for the
           fiscal year ended December 31, 1994,
           File No. 0-21580)

*10(y)     Land and Building Lease Agreement dated                  N/A
           March 29, 1994, between Apple Restaurants,
           Inc. and NationsBank of Georgia, N.A., as
           Agent for Wells Real Estate Fund V, L.P.
           (Exhibit to Form 10-K of Wells Real Estate
           Fund V, L.P. for the fiscal year ended
           December 31, 1994, File No. 0-21580)

*10(z)     Building Lease Agreement dated September 9,              N/A
           1994, between Glenn's Open-Pit Bar-B-Que, Inc.
           and NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit to
           Form 10-K of Wells Real Estate Fund V, L.P.
           for the fiscal year ended December 31, 1994, File No. 0-21580)

*10(aa)    Joint Venture Agreement of Fund V, Fund VI and           N/A
           Fund VII Associates dated September 8, 1994, among Wells Real Estate Fund V, L.P., Wells
           Real Estate Fund VI, L.P. and Wells Real Estate
           Fund VII, L.P. (Exhibit 10(j) to Post-Effective
           Amendment No. 6 to Registration Statement of
           Wells Real Estate Fund VI, L.P. and Wells
           Real Estate Fund VII, L.P., File No. 33-55908)

*10(bb)    Agreement for the Purchase and Sale of Property          N/A
           dated August 24, 1994, between Interglobia Inc. -
           Appleton and NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration
           Statement of Wells Real Estate Fund VI, L.P. and
           Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(cc)    Assignment and Assumption of Agreement for               N/A
           the Purchase and Sale of Real Property dated
           September 9, 1994, between NationsBank of
           Georgia, N.A., as Agent for Fund V and Fund VI
           Associates, and NationsBank of Georgia, N.A., as
           Agent for Fund V, Fund VI and Fund VII Associates
           (Exhibit 10(l) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate
           Fund VI, L.P. and Wells Real Estate Fund VII, L.P.,
           File No. 33-55908)

*10(dd)    Building Lease dated February 14, 1991, between          N/A
           Interglobia Inc. - Appleton and Marathon
           Engineers/Architects/Planners , Inc. (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration
           Statement of Wells Real Estate Fund VI, L.P.
           and Wells Real Estate Fund VII, L.P.,
           File No. 33-55908)

*10(ee)    Limited Guaranty of Lease dated January 1,               N/A
           1993, by J. P. Finance OY and Fluor Daniel, Inc.
           for the benefit of Interglobia Inc. - Appleton
           (included as Exhibit B to Assignment, Assumption and Amendment of Lease referred to as Exhibit 10(ff) below, which is included as part of Exhibit D to
           Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate
           Fund VI, L.P. and Wells Real Estate Fund VII, L.P.,
           File No. 33-55908)

*10(ff)    Assignment, Assumption and Amendment of Lease            N/A
           dated January 1, 1993, among Interglobia Inc. -
           Appleton, Marathon Engineers/Architects/
           Planners, Inc. and Jaakko Poyry Fluor Daniel
           (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration
           Statement of Wells Real Estate Fund VI, L.P. and
           Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(gg)    Second Amendment to Building lease dated                 N/A
           August 15, 1994, between Interglobia Inc. -
           Appleton and Jaakko Poyry Fluor Daniel
           (successor-in-interest to Marathon Engineers/
           Architects/Planners, Inc.) (included as Exhibit D-1
           to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate
           Fund VI, L.P. and Wells Real Estate Fund VII, L.P.,
           File No. 33-55908)

*10(hh)    Assignment and Assumption of Lease dated                 N/A
           September 6, 1994, between Interglobia Inc. -
           Appleton and NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund VII Associates
           (Exhibit 10(q) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate
           Fund VI, L.P. and Wells Real Estate Fund VII, L.P.,
           File No. 33-55908)

                       INDEX TO THE FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                                PAGE
--------------------                                                -----

Independent Auditors' Reports                                       F2-F3

Balance Sheets as of December 31, 1996 and 1995                       F-4

Statements of Income for the Years Ended December
   31, 1996, 1995 and 1994                                            F-5

Statements of Partners' Capital for the Years Ended
   December 31, 1996, 1995 and 1994                                   F-6

Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995, 1994                                      F-7

Notes to Financial Statements for December 31, 1996
   1995 and 1994                                                      F-8

               [LETTERHEAD OF ARTHUR ANDERSEN LLP APPEARS HERE]


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Wells Real Estate Fund V, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND V, L.P. (a Georgia public limited partnership) as of December 31, 1996 and 1995 and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund V, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                       /s/ Arthur Andersen LLP

Atlanta, Georgia
January 10, 1997

              [LETTERHEAD OF KPMG PEAT MARWICK LLP APPEARS HERE]


                         INDEPENDENT AUDITORS' REPORT


The Partners
Wells Real Estate Fund V, L.P.:

We have audited the balance sheet (which is not presented separately herein) of Wells Real Estate Fund V, L.P. (a limited partnership) as of December 31, 1994, and the related statements of income, partners' capital, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the information for the year ended December 31, 1994 included in the December 31, 1996 financial statement Schedule III -- Real Estate and Accumulated Depreciation. These financial statements and information included in the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and information included in the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund V, L.P. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related information for 1994 included in the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       /s/ KPMG PEAT MARWICK LLP

January 13, 1995
Atlanta, Georgia

                        WELLS REAL ESTATE FUND V, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995



                                    ASSETS
                                               1996         1995
                                           -----------  -----------
INVESTMENT IN JOINT VENTURES               $13,573,803  $14,067,917

CASH AND CASH EQUIVALENTS                      252,283      256,180

DUE FROM AFFILIATES                            258,760      260,128

DEFERRED PROJECT COSTS                           5,843        5,843

ORGANIZATION COSTS                               1,042        7,292

OTHER ASSETS                                       350          350
                                           -----------  -----------
Total assets                               $14,092,081  $14,597,710
                                           ===========  ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses    $     4,500  $     5,000
  Partnership distributions payable            247,011      251,551
                                           -----------  -----------
      Total liabilities                        251,511      256,551
                                           -----------  -----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

PARTNERS' CAPITAL:

  Limited partners:

    Class A                                 13,840,570   13,736,181
    Class B                                          0      604,978
                                           -----------  -----------
      Total partners' capital               13,840,570   14,341,159
                                           -----------  -----------
      Total liabilities and
        partners' capital                  $14,092,081  $14,597,710
                                           ===========  ===========

      The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                              1996         1995         1994
                                           ----------   ----------   ---------
REVENUES:
  Equity in income of joint ventures       $  577,128   $  745,173   $ 592,902
  Interest income                              13,711       19,451      64,056
                                           ----------   ----------   ---------
                                              590,839      764,624     656,958
                                           ----------   ----------   ---------
EXPENSES:
  Partnership administration                   50,578       49,029      53,970
  Legal and accounting                         23,719       14,138      29,790
  Amortization of organization costs            6,250        6,250       6,250
  Computer costs                                4,642        5,568       5,227
                                           ----------   ----------   ---------
                                               85,189       74,985      95,237
                                           ----------   ----------   ---------
NET INCOME                                 $  505,650   $  689,639   $ 561,721
                                           ==========   ==========   =========

NET LOSS ALLOCATED TO GENERAL PARTNERS
                                           $        0   $        0   $  (1,051)
                                           ==========   ==========   =========

NET INCOME ALLOCATED TO CLASS A LIMITED
 PARTNERS                                  $1,095,296   $1,124,203   $ 879,232
                                           ==========   ==========   =========

NET LOSS ALLOCATED TO CLASS B LIMITED
 PARTNERS                                  $ (589,646)  $ (434,564)  $(316,460)
                                           ==========   ==========   =========

NET INCOME PER WEIGHTED AVERAGE CLASS A
 LIMITED PARTNER UNIT                      $     0.71   $     0.73   $    0.58
                                           ==========   ==========   =========

NET LOSS PER WEIGHTED AVERAGE CLASS B
 LIMITED PARTNER UNIT                          $(3.78)  $    (2.72)  $   (1.78)
                                           ==========   ==========   =========

CASH DISTRIBUTION PER WEIGHTED AVERAGE
 CLASS A LIMITED PARTNER UNIT              $     0.65   $     0.66   $    0.51
                                           ==========   ==========   =========

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                              LIMITED PARTNERS
                                ---------------------------------------------
                                       CLASS A                 CLASS B                       TOTAL
                                ----------------------   --------------------   GENERAL     PARTNERS'
                                  UNITS       AMOUNT      UNITS      AMOUNT     PARTNERS     CAPITAL
                                ---------  -----------   -------   ----------   --------   -----------
BALANCE, DECEMBER 31, 1993      1,520,967  $13,422,537   179,635   $1,459,374    $ 1,051   $14,882,962

Net income (loss)                       0      879,232         0     (316,460)    (1,051)      561,721
Partnership distributions               0     (773,781)        0            0          0      (773,781)
Class B conversion elections        3,847       28,002    (3,847)     (28,002)         0             0
                                ---------  -----------   -------   ----------    -------   -----------
BALANCE, DECEMBER 31, 1994      1,524,814   13,555,990   175,788    1,114,912          0    14,670,902

Net income (loss)                       0    1,124,203         0     (434,564)         0       689,639
Partnership distributions               0   (1,019,382)        0            0          0    (1,019,382)
Class B conversion elections       16,203       75,370   (16,203)     (75,370)         0             0
                                ---------  -----------   -------   ----------    -------   -----------
BALANCE, DECEMBER 31, 1995      1,541,017   13,736,181   159,585      604,978          0    14,341,159

Net income (loss)                       0    1,095,296         0     (589,646)         0       505,650
Partnership distributions               0   (1,006,239)        0            0          0    (1,006,239)
Class B conversion elections        5,399       15,332    (5,399)     (15,332)         0             0
                                ---------  -----------   -------   ----------    -------   -----------
BALANCE, DECEMBER 31, 1996      1,546,416  $13,840,570   154,186   $        0    $     0   $13,840,570
                                =========  ===========   =======   ==========    =======   ===========

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                          1996         1995          1994
                                                                      -----------   ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $   505,650   $  689,639   $   561,721
                                                                      -----------   ----------   -----------
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Equity in income of joint ventures                                  (577,128)    (745,173)     (592,902)
     Distributions received from joint ventures                         1,072,835    1,020,905       653,729
     Distributions to partners from accumulated earnings               (1,010,779)    (969,011)     (703,033)
     Amortization of organization costs                                     6,250        6,250         6,250
     Changes in assets and liabilities:
       Other assets                                                             0        1,049        14,601
       Accounts payable                                                      (500)       2,000           (65)
                                                                      -----------   ----------   -----------
         Total adjustments                                               (509,322)    (683,980)     (621,420)
                                                                      -----------   ----------   -----------
         Net cash (used in) provided by operating activities               (3,672)       5,659       (59,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint ventures                                               (225)    (233,501)   (2,366,507)
                                                                      -----------   ----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (3,897)    (227,842)   (2,426,206)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              256,180      484,022     2,910,228
                                                                      -----------   ----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $   252,283   $  256,180   $   484,022
                                                                      ===========   ==========   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Deferred project costs applied to joint venture properties            $         0   $   15,953   $   176,321
                                                                      ===========   ==========   ===========

Real estate contributed to joint venture                              $         0   $        0   $ 1,095,219
                                                                      ===========   ==========   ===========

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND V, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995, AND 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Wells Real Estate Fund V, L.P. (the "Partnership") is a public limited partnership organized on October 25, 1990 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

The Partnership was formed to acquire and operate commercial real properties, including properties which are to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership owns an interest in several properties through joint ventures between the Partnership and other Wells Real Estate funds, as follows: (i) the Jacksonville IBM Building, a four-story office building located in Jacksonville, Florida, (ii) the Medical Center Project, two substantially identical two-story buildings located in Clayton County, Georgia, (iii) the Stockbridge Village II property, two retail buildings located in Clayton County, Georgia, (iv) the Hartford Building, a four-story office building located in Southington, Connecticut, and (v) the Marathon Building, a three-story office building located in Appleton, Wisconsin (Note 4).


USE OF ESTIMATES AND FACTORS AFFECTING THE PARTNERSHIP

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent upon the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

INCOME TAXES

The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

DISTRIBUTION OF NET CASH FROM OPERATIONS

Cash available for distribution, as defined by the partnership agreement, is distributed to limited partners on a quarterly basis. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A units until they have received a 10% return on their adjusted capital contributions, as defined. Cash available for distribution is then paid to the general partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No distributions will be made to the limited partners holding Class B units.

DISTRIBUTION OF SALES PROCEEDS

Upon sales of properties, the net sales proceeds are distributed in the following order:

 . To limited partners on a per unit basis until all limited partners have received 100% of their adjusted capital contributions, as defined

 . To limited partners holding Class B units on a per unit basis until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units

 .  To all limited partners on a per unit basis until they receive a cumulative
   10% per annum return on their adjusted capital contributions, as defined

 . To limited partners holding Class B units on a per unit basis until they receive a cumulative 15% per annum return on their adjusted capital contributions, as defined

 . To all limited partners until they receive an amount equal to their respective cumulative distributions

 . To all the general partners until they have received 100% of their capital contribution

 .  Thereafter, 80% to the limited partners and 20% to the general partners

ALLOCATION OF NET INCOME, NET LOSS, AND GAIN ON SALE

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

Net loss, depreciation, amortization, and cost recovery deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and
(c) thereafter to the general partners.

Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable:
(a) allocations made pursuant to a qualified income offset provision in the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

INVESTMENT IN JOINT VENTURES

BASIS OF PRESENTATION. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting.

REAL ESTATE ASSETS. Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121 effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.

Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1996.

Depreciation for buildings and improvements is calculated using the straight-line method over the useful lives of the real estate assets. Effective
October 1, 1995 the joint ventures revised their estimate of the useful lives of buildings and improvements from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership, through its ownership interest in joint ventures, of increasing depreciation expense approximately $48,889 in the fourth quarter of 1995 and $204,394 in the year ended December 31, 1996.

REVENUE RECOGNITION. All leases on real estate assets held by the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

PARTNERS' DISTRIBUTIONS AND ALLOCATIONS OF PROFIT AND LOSS. Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint ventures to the Partnership quarterly.

DEFERRED LEASE ACQUISITION COSTS. Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

PER UNIT DATA

Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1996, 1995, and 1994 is computed based on the weighted average number of units outstanding during the period.

RECLASSIFICATIONS

Certain 1995 and 1994 items have been reclassified to conform with the 1996 financial statement presentation.

2.  DEFERRED PROJECT COSTS

The Partnership pays a percentage of limited partner contributions to Wells Capital, Inc. (the "Company") for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 6% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Fees paid through December 31, 1996 were $935,331 and amounted to 5.5% of the limited partner contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint ventures. Deferred project costs at December 31, 1996 and 1995 represent fees not yet applied to properties.


3.  RELATED-PARTY TRANSACTIONS

Due from affiliates at December 31, 1996 and 1995 represents the Partnership's share of cash to be distributed for the fourth quarters of 1996 and 1995, as follows:

                                    1996      1995
                                  --------  --------
Fund IV and V Associates          $134,054  $129,007
Fund V and VI Associates            89,458    96,699
Fund V, VI, and VII Associates      35,248    34,422
                                  --------  --------
                                  $258,760  $260,128
                                  ========  ========

The Partnership entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or
(b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $174,834, $167,711, and $140,847 for the years ended December 31, 1996, 1995, and 1994, respectively, which were paid to Wells Management.

The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

The general partners are also general partners of other Wells Real Estate funds. As such, there may exist conflicts of interest where the general partners, while serving in the capacity as general partners of other Wells Real Estate funds, may be in competition with the Partnership for tenants in similar geographic markets.


4.  INVESTMENT IN JOINT VENTURES

The Partnership's investment and percentage ownership in joint ventures at December 31, 1996 and 1995 are summarized as follows:

                                          1996                   1995
                                  --------------------   --------------------
                                    AMOUNT     PERCENT     Amount     Percent
                                  -----------  -------   -----------  -------
FUND IV AND V ASSOCIATES          $ 7,706,294     62%    $ 7,976,836     62%
Fund V and VI Associates            4,523,919     47       4,699,427     48
Fund V, VI, and VII Associates      1,343,590     16       1,391,654     16
                                  -----------            -----------
                                  $13,573,803            $14,067,917
                                  ===========            ===========

The following is a roll forward of the Partnership's investment in the joint ventures for the years ended December 31, 1996 and 1995:

                                                   1996          1995
                                               -----------   -----------
Investment in joint ventures, beginning of
 period                                        $14,067,917   $14,141,955
Equity in income of joint ventures                 577,128       745,173
Contributions to joint ventures                        225       249,454
Distributions from joint ventures               (1,071,467)   (1,068,665)
                                               -----------   -----------
Investment in joint ventures, end of period    $13,573,803   $14,067,917
                                               ===========   ===========

FUND IV AND V ASSOCIATES

On April 14, 1992, the Partnership entered into a joint venture agreement with Wells Real Estate Fund IV, L.P. The joint venture, Fund IV and V Associates, was formed for the purpose of investing in commercial real properties. During 1992, Fund IV and V Associates purchased a parcel of land on which a the Medical Center Project was developed. During 1992, the joint venture also purchased a second parcel of land in Jacksonville, Florida, on which the Jacksonville IBM Building was developed.

Following are the financial statements of Fund IV and V Associates:

                            FUND IV AND V ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                    Assets
                                                      1996         1995
                                                   -----------  -----------
Real estate assets, at cost:
  Land                                             $ 2,011,534  $ 2,011,534
  Building and improvements, less accumulated
    depreciation of $1,202,831 in 1996 and
    $726,056 in 1995                                10,043,021   10,500,117
  Construction in progress                               7,301        5,379
                                                   -----------  -----------
      Total real estate assets                      12,061,856   12,517,030
Cash and cash equivalents                              229,828      225,346
Accounts receivable                                    297,475      235,510
Prepaid expenses and other assets                      127,576      165,605
                                                   -----------  -----------
      Total assets                                 $12,716,735  $13,143,491
                                                   ===========  ===========

                       Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                 $    40,012  $    32,216
  Partnership distributions payable                    191,653      193,499
  Due to affiliates                                     30,500       25,829
                                                   -----------  -----------
      Total liabilities                                262,165      251,544
                                                   -----------  -----------
Partners' capital:
  Wells Real Estate Fund IV                          4,748,276    4,915,111
  Wells Real Estate Fund V                           7,706,294    7,976,836
                                                   -----------  -----------
      Total partners' capital                       12,454,570   12,891,947
                                                   -----------  -----------
      Total liabilities and partners' capital      $12,716,735  $13,143,491
                                                   ===========  ===========

                            FUND IV AND V ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                        1996        1995        1994
                                                     ----------  ----------  ----------
Revenues:
  Rental income                                      $1,883,356  $1,833,562  $1,705,301
  Interest income                                        12,884      12,974       7,191
  Other income                                               98         360           0
                                                     ----------  ----------  ----------
                                                      1,896,338   1,846,896   1,712,492
                                                     ----------  ----------  ----------
Expenses:
  Operating costs                                       650,174     613,968     629,885
  Depreciation                                          476,775     335,350     264,717
  Management and leasing fees                           121,694     115,029     102,211
  Lease acquisition costs                               116,200     114,112     102,226
  Property administration                                39,894      46,662      61,588
  Legal and accounting                                    9,391       9,909       8,569
                                                     ----------  ----------  ----------
                                                      1,414,128   1,235,030   1,169,196
                                                     ----------  ----------  ----------
Net income                                           $  482,210  $  611,866  $  543,296
                                                     ==========  ==========  ==========

Net income allocated to Wells Real Estate Fund IV    $  183,841  $  234,197  $  214,755
                                                     ==========  ==========  ==========

Net income allocated to Wells Real Estate Fund V     $  298,369  $  377,669  $  328,541
                                                     ==========  ==========  ==========

                            FUND IV AND V ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                              WELLS REAL   WELLS REAL      TOTAL
                                ESTATE       ESTATE      PARTNERS'
                                FUND IV      FUND V       CAPITAL
                              ----------   ----------   -----------
Balance, December 31, 1993    $5,116,557   $6,964,811   $12,081,368
  Net income                     214,755      328,541       543,296
  Partnership contributions            0    1,102,587     1,102,587
  Partnership distributions     (314,129)    (480,233)     (794,362)
                              ----------   ----------   -----------
Balance, December 31, 1994     5,017,183    7,915,706    12,932,889
  Net income                     234,197      377,669       611,866
  Partnership contributions       14,550      249,454       264,004
  Partnership distributions     (350,819)    (565,993)     (916,812)
                              ----------   ----------   -----------
Balance, December 31, 1995     4,915,111    7,976,836    12,891,947
  Net income                     183,841      298,369       482,210
  Partnership contributions            0          225           225
  Partnership distributions     (350,676)    (569,136)     (919,812)
                              ----------   ----------   -----------
Balance, December 31, 1996    $4,748,276   $7,706,294   $12,454,570
                              ==========   ==========   ===========

                            FUND IV AND V ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                              1996        1995          1994
                                                                           ---------   ---------    -----------
Cash flows from operating activities:
  Net income                                                               $ 482,210   $ 611,866    $   543,296
                                                                           ---------   ---------    -----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                             476,775     335,350        264,717
    Changes in assets and liabilities:
      Accounts receivable                                                    (61,965)    (31,817)        (7,336)
      Prepaid expenses and other assets                                       38,029       3,956         10,009
      Accounts payable                                                         7,796     (34,531)        30,201
      Due to affiliates                                                        4,671       5,967          2,878
                                                                           ---------   ---------    -----------
        Total adjustments                                                    465,306     278,925        300,469
                                                                           ---------   ---------    -----------
        Net cash provided by operating activities
                                                                             947,516     890,791        843,765
                                                                           ---------   ---------    -----------
Cash flows from investing activities:
  Decrease in construction payables                                                0     (28,582)       (71,418)
  Investment in real estate                                                  (21,601)   (206,403)    (1,056,116)
                                                                           ---------   ---------    -----------
        Net cash used in investing activities                                (21,601)   (234,985)    (1,127,534)
                                                                           ---------   ---------    -----------
Cash flows from financing activities:
  Contributions from joint venture partners                                      225     246,982      1,102,587
  Distributions to joint venture partners                                   (921,658)   (883,227)      (761,899)
                                                                           ---------   ---------    -----------
        Net cash (used in) provided by financing activities
                                                                            (921,433)   (636,245)       340,688
                                                                           ---------   ---------    -----------
Net increase in cash and cash equivalents                                      4,482      19,561         56,919
Cash and cash equivalents, beginning of year                                 225,346     205,785        148,866
                                                                           ---------   ---------    -----------
Cash and cash equivalents, end of year                                     $ 229,828   $ 225,346    $   205,785
                                                                           =========   =========    ===========
Supplemental disclosure of noncash investing activities:
  Deferred project costs applied by partners                               $       0   $  17,022    $    84,211
                                                                           =========   =========    ===========

FUND V AND VI ASSOCIATES

On December 27, 1993, the Partnership entered into a joint venture agreement with Wells Real Estate Fund VI, L.P. ("Fund VI"). The joint venture, Fund V and VI Associates, was formed for the purpose of investing in commercial real properties. In December 1993, the joint venture purchased a 71,000-square-foot, four-story office building known as the Hartford Building in Southington, Connecticut. One June 26, 1994, the Partnership contributed its interest in a parcel of land, the Stockbridge Village II property, to the joint venture. The Stockbridge Village II property consists of two separate restaurants and began operations during 1995. A portion of this property is still under development as of December 31, 1996.

During 1996, Fund VI made contributions to Fund V and VI Associates, thereby decreasing the Partnership's ownership percentage interest from 48% at December 31, 1995 to 47% at December 31, 1996.

Following are the financial statements for Fund V and VI Associates:

                            FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS
                                                                            1996        1995
                                                                         ----------  -----------
Real estate assets, at cost:
  Land                                                                   $1,622,733  $ 1,622,733
  Building and improvements, less accumulated depreciation
    of $796,338 in 1996 and $425,068 in 1995                              7,791,513    8,155,193
  Construction in progress                                                    3,217            0
                                                                         ----------  -----------
      Total real estate assets                                            9,417,463    9,777,926
Cash and cash equivalents                                                   157,443      183,695
Accounts receivable                                                         120,022       96,649
Prepaid expenses and other assets                                            54,969       41,142
                                                                         ----------  -----------
      Total assets                                                       $9,749,897  $10,099,412
                                                                         ==========  ===========
                       Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                                       $   25,752  $    10,000
  Partnership distributions payable                                         188,453      203,325
  Due to affiliates                                                           5,537        4,738
                                                                         ----------  -----------
      Total liabilities                                                     219,742      218,063
                                                                         ----------  -----------
Partners' capital:
  Wells Real Estate Fund V                                                4,523,919    4,699,427
  Wells Real Estate Fund VI                                               5,006,236    5,181,922
                                                                         ----------  -----------
      Total partners' capital                                             9,530,155    9,881,349
                                                                         ----------  -----------
      Total liabilities and partners' capital                            $9,749,897  $10,099,412
                                                                         ==========  ===========

                            FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                         1996      1995      1994
                                                       --------  --------  --------
Revenues:
  Rental income                                        $914,128  $883,532  $721,902
                                                       --------  --------  --------
Expenses:
  Depreciation                                          371,270   243,139   174,871
  Operating costs, net of reimbursements                 79,873    32,005    45,108
  Management and leasing fees                            38,727    38,540    27,554
  Legal and accounting                                   10,816    11,905    17,340
  Partnership administration                             10,655    12,752    14,264
  Lease acquisition costs                                 9,759    10,417         0
  Computer costs                                          2,820     3,498     2,676
                                                       --------  --------  --------
                                                        523,920   352,256   281,813
                                                       --------  --------  --------
Net income                                             $390,208  $531,276  $440,089
                                                       ========  ========  ========

Net income allocated to Wells Real Estate Fund V       $185,438  $258,343  $233,367
                                                       ========  ========  ========

Net income allocated to Wells Real Estate Fund VI      $204,770  $272,933  $206,722
                                                       ========  ========  ========

                            FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                      WELLS REAL     WELLS REAL       TOTAL
                                        ESTATE         ESTATE        PARTNERS'
                                        FUND V        FUND VI        CAPITAL
                                      ----------     ----------     ----------
Balance, December 31, 1993            $3,744,906     $3,551,652     $7,296,558
  Net income                             233,367        206,722        440,089
  Partnership contributions            1,106,573        996,891      2,103,464
  Partnership distributions             (280,678)      (247,222)      (527,900)
                                      ----------     ----------     ----------
Balance, December 31, 1994             4,804,168      4,508,043      9,312,211
  Net income                             258,343        272,933        531,276
  Partnership contributions                    0        786,099        786,099
  Partnership distributions             (363,084)      (385,153)      (748,237)
                                      ----------     ----------     ----------
Balance, December 31, 1995             4,699,427      5,181,922      9,881,349
  Net income                             185,438        204,770        390,208
  Partnership contributions                    0         18,130         18,130
  Partnership distributions             (360,946)      (398,586)      (759,532)
                                      ----------     ----------     ----------
Balance, December 31, 1996            $4,523,919     $5,006,236     $9,530,155
                                      ==========     ==========     ==========

                            FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                       1996        1995         1994
                                                                    ---------   ---------   -----------
Cash flows from operating activities:
  Net income                                                        $ 390,208   $ 531,276   $   440,089
                                                                    ---------   ---------   -----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                    371,270     243,139       174,871
      Changes in assets and liabilities:
        Accounts receivable                                           (23,373)    (32,496)      (64,153)
        Prepaid expenses and other assets                             (13,827)    (11,442)      (29,700)
        Accounts payable                                               15,752     (46,745)       56,745
        Due to affiliates                                                 799       2,348         2,390
                                                                    ---------   ---------   -----------
          Total adjustments                                           350,621     154,804       140,153
                                                                    ---------   ---------   -----------
          Net cash provided by operating activities                   740,829     686,080       580,242
                                                                    ---------   ---------   -----------
Cash flows from investing activities:
  Investment in real estate                                           (10,807)   (751,481)   (2,147,897)
                                                                    ---------   ---------   -----------
Cash flows from financing activities:
  Contributions from joint venture partners                            18,130     786,099     2,103,465
  Distributions to joint venture partners                            (774,404)   (668,748)     (404,065)
                                                                    ---------   ---------   -----------
          Net cash (used in) provided by financing activities
                                                                     (756,274)    117,351     1,699,400
                                                                    ---------   ---------   -----------
Net (decrease) increase in cash and cash equivalents
                                                                      (26,252)     51,950       131,745
Cash and cash equivalents, beginning of year                          183,695     131,745             0
                                                                    ---------   ---------   -----------
Cash and cash equivalents, end of year                              $ 157,443   $ 183,695   $   131,745
                                                                    =========   =========   ===========

FUND V, VI, AND VII ASSOCIATES

On September 8, 1994, the Partnership entered into a joint venture agreement with Fund VI and Wells Real Estate Fund VII, L.P. The joint venture, Fund V, VI, and VII Associates, was formed for the purpose of investing in commercial real properties. In September 1994, Fund V, VI, and VII Associates purchased a 75,000-square-foot, three-story office building known as the Marathon Building in Appleton, Wisconsin.

Following are the financial statements for Fund V, VI, and VII Associates:

                         FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                    Assets

                                                                          1996           1995
                                                                       ----------     ----------
Real estate assets, at cost:
  Land                                                                 $  314,591     $  314,591
  Building and improvements, less accumulated depreciation
    of $655,029 in 1996 and $304,444 in 1995                            7,712,875      8,063,460
                                                                       ----------     ----------
        Total real estate assets                                        8,027,466      8,378,051
Cash and cash equivalents                                                 214,145        209,127
Accounts receivable                                                       142,358         81,341
                                                                       ----------     ----------
        Total assets                                                   $8,383,969     $8,668,519
                                                                       ==========     ==========

                       Liabilities and Partners' Capital
Liabilities:
  Partnership distributions payable                                    $  214,145     $  209,127
  Due to affiliates                                                         5,695          3,254
                                                                       ----------     ----------
        Total liabilities                                                 219,840        212,381
                                                                       ----------     ----------
Partners' capital:
  Wells Real Estate Fund V                                              1,343,590      1,391,654
  Wells Real Estate Fund VI                                             3,414,896      3,537,044
  Wells Real Estate Fund VII                                            3,405,643      3,527,440
                                                                       ----------     ----------
        Total partners' capital                                         8,164,129      8,456,138
                                                                       ----------     ----------
        Total liabilities and partners' capital                        $8,383,969     $8,668,519
                                                                       ==========     ==========

                         FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
       FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FOR THE PERIOD
            FROM INCEPTION (SEPTEMBER 8, 1994) TO DECEMBER 31, 1994

                                                          1996        1995        1994
                                                        --------    --------    --------
Revenues:
  Rental income                                         $971,017    $971,017    $283,213
                                                        --------    --------    --------
Expenses:
  Depreciation                                           350,585     243,428      61,016
  Management and leasing fees                             38,841      38,841      11,329
  Legal and accounting                                     7,331      13,715       6,779
  Partnership administration                               4,641       8,150      14,666
  Computer costs                                           1,410       1,749         640
  Operating costs                                          1,254       1,943           0
                                                        --------    --------    --------
                                                         404,062     307,826      94,430
                                                        --------    --------    --------
Net income                                              $566,955    $663,191    $188,783
                                                        ========    ========    ========

Net income allocated to Wells Real Estate Fund V        $ 93,321    $109,161    $ 30,994
                                                        ========    ========    ========

Net income allocated to Wells Real Estate Fund VI       $237,157    $277,413    $ 78,990
                                                        ========    ========    ========

Net income allocated to Wells Real Estate Fund VII      $236,477    $276,617    $ 78,799
                                                        ========    ========    ========

                         FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
       FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FOR THE PERIOD
            FROM INCEPTION (SEPTEMBER 8, 1994) TO DECEMBER 31, 1994

                                  WELLS REAL     WELLS REAL     WELLS REAL        TOTAL
                                    ESTATE         ESTATE         ESTATE        PARTNERS'
                                    FUND V         FUND VI       FUND VII        CAPITAL
                                  ----------     ----------     ----------     ----------
Balance, September 8, 1994        $        0     $        0     $        0     $        0
  Net income                          30,994         78,991         78,798        188,783
  Partnership contributions        1,428,887      3,631,736      3,621,872      8,682,495
  Partnership distributions          (37,800)       (96,360)       (96,128)      (230,288)
                                  ----------     ----------     ----------     ----------
Balance, December 31, 1994         1,422,081      3,614,367      3,604,542      8,640,990
  Net income                         109,161        277,413        276,617        663,191
  Partnership distributions         (139,588)      (354,736)      (353,719)      (848,043)
                                  ----------     ----------     ----------     ----------
Balance, December 31, 1995         1,391,654      3,537,044      3,527,440      8,456,138
  Net income                          93,321        237,157        236,477        566,955
  Partnership distributions         (141,385)      (359,305)      (358,274)      (858,964)
                                  ----------     ----------     ----------     ----------
Balance, December 31, 1996        $1,343,590     $3,414,896     $3,405,643     $8,164,129
                                  ==========     ==========     ==========     ==========

                         FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FOR THE PERIOD
            FROM INCEPTION (SEPTEMBER 8, 1994) TO DECEMBER 31, 1994

                                                                 1996        1995       1994
                                                              ---------   ---------   --------
Cash flows from operating activities:
  Net income                                                  $ 566,955   $ 663,191   $188,783
                                                              ---------   ---------   --------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                              350,585     243,428     61,016
      Changes in assets and liabilities:
        Accounts receivable                                     (61,017)    (61,017)   (20,324)
        Accounts payable                                              0      (3,000)     3,000
        Due to affiliates                                         2,441       2,441        813
                                                              ---------   ---------   --------
          Total adjustments                                     292,009     181,852     44,505
                                                              ---------   ---------   --------
          Net cash provided by operating activities
                                                                858,964     845,043    233,288
Cash flows from financing activities:
  Distributions to joint venture partners                      (853,946)   (835,231)   (33,973)
                                                              ---------   ---------   --------
Net increase in cash and cash equivalents                         5,018       9,812    199,315
Cash and cash equivalents, beginning of period                  209,127     199,315          0
                                                              ---------   ---------   --------
Cash and cash equivalents, end of period                      $ 214,145   $ 209,127   $199,315
                                                              =========   =========   ========



5.  INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

The Partnership's income tax basis net income for the years ended December 31, 1996, 1995, and 1994 were calculated as follows:

                                                                            1996          1995          1994
                                                                        -----------   -----------   -----------
Financial statement net income                                          $   505,650   $   689,639   $   561,721
Increase (decrease) in net income resulting from:
  Depreciation expense for financial
    reporting purposes in excess of amounts for
    income tax purposes                                                     204,394        48,889             0
  Expenses deductible when paid for income
    tax purposes, accrued for financial
    reporting purposes                                                        3,672         5,228         3,265
  Rental income accrued for financial
    reporting purposes in excess of amounts for
    income tax purposes                                                     (46,936)      (67,389)      (36,961)
                                                                        -----------   -----------   -----------
Income tax basis net income                                             $   666,780   $   676,367   $   528,025
                                                                        ===========   ===========   ===========

The Partnership's income tax basis partners' capital at December 31, 1996, 1995, and 1994 was computed as follows:

                                                                               1996          1995          1994
                                                                           -----------   -----------   -----------
Financial statement partners' capital                                      $13,840,570   $14,341,159   $14,670,902
Increase (decrease) in partners'
  capital resulting from:
  Depreciation expense for financial
     reporting purposes in excess of
     amounts for income tax purposes                                           253,283        48,889             0
  Capitalization of syndication costs
     for income tax purposes, which are
     accounted for as cost of capital for
     financial reporting purposes                                            2,178,700     2,178,700     2,178,700
  Accumulated rental income accrued
    for financial reporting purposes in
    excess of amounts for income tax
    purposes                                                                  (235,710)     (188,766)     (121,378)
  Accumulated expenses deductible when
    paid for income tax purposes,
    accrued for financial reporting
    purposes                                                                    21,591        17,911        12,683
  Partnership's distributions payable                                          247,011       247,725       201,180
                                                                           -----------   -----------   -----------
Income tax basis partners' capital                                         $16,305,445   $16,645,618   $16,942,087
                                                                           ===========   ===========   ===========


6.  RENTAL INCOME

The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1996 is as follows:

                Year ending December 31:
                  1997                        $ 1,722,729
                  1998                          1,668,891
                  1999                          1,422,416
                  2000                          1,369,167
                  2001                          1,334,269
                Thereafter                      2,823,044
                                              -----------
                                              $10,340,516
                                              ===========

Three significant tenants contributed approximately 29%, 25%, and 16% of rental income, which is included in equity in income of joint ventures, for the year ended December 31, 1996. In addition, three significant tenants will contribute approximately 41%, 23%, and 16% of future minimum rental income.

The future minimum rental income due Fund IV and V Associates under noncancelable operating leases at December 31, 1996 is as follows:

                Year ending December 31:
                  1997                        $1,815,491
                  1998                         1,723,389
                  1999                         1,322,891
                  2000                         1,226,304
                  2001                         1,167,992
                Thereafter                     1,515,832
                                              ----------
                                              $8,771,899
                                              ==========

Three significant tenants contributed approximately 55%, 17%, and 14% of rental income for the year ended December 31, 1996. In addition, one significant tenant will contribute approximately 78% of future minimum rental income.

The future minimum rental income due Fund V and VI Associates under noncancelable operating leases, including those leases signed at properties under construction, at December 31, 1996 is as follows:

                Year ending December 31:
                  1997                        $  923,061
                  1998                           929,686
                  1999                           932,453
                  2000                           946,166
                  2001                           948,650
                Thereafter                     2,254,958
                                              ----------
                                              $6,934,974
                                              ==========

Two significant tenants contributed approximately 78% and 14% of rental income for the year ended December 31, 1996. In addition, three significant tenants will contribute approximately 72%, 15%, and 13% of future minimum rental income.

The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 1996 is as follows:

                Year ending December 31:
                  1997                        $  980,000
                  1998                           980,000
                  1999                           980,000
                  2000                           980,000
                  2001                           980,000
                Thereafter                     4,950,000
                                              ----------
                                              $9,850,000
                                              ==========

One significant tenant contributed 100% of rental income for the year ended December 31, 1996 and will contribute 100% of future minimum rental income.

7.  QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1996 and 1995:

                                                          1996 QUARTERS ENDED
                                          --------------------------------------------------
                                           MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                                          ---------   ---------   ------------   -----------
Revenues                                  $ 148,876   $ 169,859      $ 143,524     $ 128,580
Net income                                  129,376     133,658        130,782       111,834
Net income allocated to Class A
 limited partners                           281,245     286,809        284,135       243,107
Net loss allocated to Class B limited
 partners                                  (151,869)   (153,151)      (153,353)     (131,273)
Net income per Class A limited partner
 unit                                     $    0.18   $    0.19      $    0.18     $    0.16
Net loss per Class B limited partner
 unit                                         (0.95)      (0.99)         (0.99)        (0.85)
Cash distribution per Class A limited
 partner unit                                  0.17        0.15           0.17          0.16

                                                         1995 Quarters Ended
                                          --------------------------------------------------
                                          March 31     June 30    September 30   December 31
                                          ---------   ---------   ------------   -----------
Revenues                                  $ 192,962   $ 240,157      $ 192,092     $ 139,413
Net income                                  170,005     218,487        179,358       121,789
Net income allocated to Class A
 limited partners                           267,144     315,777        281,219       260,063
Net loss allocated to Class B limited
 partners                                   (97,139)    (97,290)      (101,861)     (138,274)
Net income per Class A limited partner
 unit                                     $    0.17   $    0.21      $    0.18     $    0.17
Net loss per Class B limited partner
 unit                                         (0.60)      (0.59)         (0.64)        (0.89)
Cash distribution per Class A limited
 partner unit                                  0.15        0.19           0.16          0.16

8.  COMMITMENTS AND CONTINGENCIES

Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Company. In the normal course of business, the Company may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND V, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996

                                                        INITIAL COST
                                                ----------------------------     COSTS OF
                                                               BUILDINGS AND    CAPITALIZED
        DESCRIPTION             ENCUMBRANCES       LAND        IMPROVEMENTS     IMPROVEMENTS
----------------------------    ------------    -----------    -------------    ------------
MEDICAL CENTER PROJECT (A)          None         $  479,386     $         0      $ 3,785,584

JACKSONVILLE IBM BUILDING (B)       None          1,384,751               0        7,614,967

HARTFORD BUILDING (C)               None            528,042       6,775,574           26,867

STOCKBRIDGE VILLAGE II (D)          None          1,095,219               0        1,788,099

MARATHON BUILDING (E)               None            314,591       8,367,904                0
                                                 ----------      ----------      -----------
      Total                                      $3,801,989      $15,143,478     $13,215,517
                                                 ==========      ===========     ===========

                                       GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996
                                ---------------------------------------------------------------
                                                BUILDINGS AND     CONSTRUCTION
        DESCRIPTION                 LAND        IMPROVEMENTS       IN PROGRESS        TOTAL
----------------------------    ------------    -------------    --------------     -----------
MEDICAL CENTER PROJECT (A)       $  512,344      $ 3,745,325           $ 7,301      $ 4,264,970

JACKSONVILLE IBM BUILDING (B)     1,499,190        7,500,527                 0        8,999,717

HARTFORD BUILDING (C)               528,042        6,802,441                 0        7,330,483

STOCKBRIDGE VILLAGE II (D)        1,094,691        1,785,410             3,217        2,883,318

MARATHON BUILDING (E)               314,591        8,367,904                 0        8,682,495
                                 ----------      -----------           -------      -----------
      Total                      $3,948,858      $28,201,607           $10,518      $32,160,983
                                 ==========      ===========           =======      ===========


                                                                               LIFE ON WHICH
                                ACCUMULATED        DATE OF          DATE       DEPRECIATION
        DESCRIPTION             DEPRECIATION     CONSTRUCTION     ACQUIRED     IS COMPUTED(F)
----------------------------    ------------     ------------     --------     ---------------
MEDICAL CENTER PROJECT (A)       $  387,119          1992         09/14/92      20 to 40 years

JACKSONVILLE IBM BUILDING (B)       815,712          1992         06/08/92      20 to 40 years

HARTFORD BUILDING (C)               668,698          1981         12/29/93      20 to 40 years

STOCKBRIDGE VILLAGE II (D)          127,640          1994         11/12/93      20 to 40 years

MARATHON BUILDING (E)               655,029          1991         09/16/94      20 to 40 years
                                 ----------
      Total                      $2,654,198
                                 ==========

(a) The Medical Center Project consists of a 17,847-square-foot medical building completed in March 1993 and a nearly identical medical office building completed in April 1994. It is owned by Fund IV and V Associates,. The Partnership owned a 62% interest in Fund IV and V Associates at December 31, 1996.

(b) The Jacksonville IBM Building is a four-story, 88,600-square-foot office building located in Jacksonville, Florida. It is owned by Fund IV and V Associates. The Partnership owned a 62% interest in Fund IV and V Associates at December 31, 1996.

(c) The Hartford Building is a four-story, 71,000-square-foot building located in Southington, Connecticut. It is owned by Fund V and VI Associates. The Partnership owned a 47% interest in Fund V and VI Associates at December 31, 1996.

(d) Stockbridge Village II consists of two retail buildings located in Clayton County, Georgia. It is owned by Fund V and VI Associates. The Partnership owned a 47% interest in Fund V and VI Associates at December 31, 1996.

(e) The Marathon Building is a three-story, 75,000-square-foot building located in Appleton, Wisconsin. It is owned by a joint venture, Fund V, VI, and VII Associates. The Partnership owned a 16% interest in Fund V, VI, and VII Associates at December 31, 1996.

(f) Depreciation lives used for buildings are 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996



                                                  ACCUMULATED
                                     COST         DEPRECIATION
                                  -----------     ------------
BALANCE AT DECEMBER 31, 1994      $31,153,669      $  633,651

  1995 additions                      974,906         821,917
                                  -----------      ----------
BALANCE AT DECEMBER 31, 1995       32,128,575       1,455,568

  1996 additions                       32,408       1,198,630
                                  -----------      ----------
BALANCE AT DECEMBER 31, 1996      $32,160,983      $2,654,198
                                  ===========      ==========