Form 10-Q
period 1997-03-31
WELLS REAL ESTATE FUND V L P
filed 1997-05-13
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              March 31, 1997   or
                              ---------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from __________________to________________

Commission file number                           0-21580
                       ---------------------------------------------------------

                 Wells Real Estate Fund V, L.P.
--------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

            Georgia                         58-1936904
-------------------------------         -----------------
(State of other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                       30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

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
Yes    X      No
     ----        -----

                                   Form 10-Q
                                   ---------

                         Wells Real Estate Fund V, L.P.
                         ------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------


PART I.   FINANCIAL INFORMATION


          Item 1. Financial Statements

                Balance Sheets - March 31, 1997
                and December 31, 1996......................................3

                Statements of Income for the Three
                Months Ended March 31, 1997
                and 1996...................................................4

                Statement of Partners' Capital
                for the Year Ended December 31, 1996,
                and the Three Months Ended March 31, 1997..................5

                Statements of Cash Flows for the Three Months
                Ended March 31, 1997 and 1996..............................6

                Condensed Notes to Financial Statements....................7

          Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.................................................8

PART II.  OTHER INFORMATION...............................................15

                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS



                 Assets                   March 31, 1997   December 31, 1996
                 ------                   ---------------  -----------------

Investment in joint ventures (Note 2)         $13,537,859        $13,573,803
Cash and cash equivalents                         152,533            252,283
Due from affiliates                               291,047            258,760
Deferred project costs                                154              5,843
Organization costs, less accumulated
  amortization of $31,250 in 1997  and
  $30,208 in 1996                                       0              1,042
Prepaid expenses and other assets                     100                350
                                              -----------        -----------

          Total assets                        $13,981,693        $14,092,081
                                              ===========        ===========



Liabilities and Partners' Capital
---------------------------------

Liabilities:
  Accounts payable                            $         0        $     4,500
  Partnership distribution payable                262,980            247,011
                                              -----------        -----------

           Total liabilities                      262,980            251,511
                                              -----------        -----------


Partners' capital:
  Limited partners
    Class A - 1,551,416 units
     outstanding                               13,718,713         13,840,570
    Class B - 149,186 units outstanding                 0                  0
                                              -----------        -----------



          Total partners' capital              13,718,713         13,840,570
                                              -----------        -----------
               Total liabilities and
                partners' capital             $13,981,693        $14,092,081
                                              ===========        ===========
           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                               Three Months Ended
                               ------------------


                                          March 31, 1997  March 31, 1996
                                          --------------  ---------------

Revenues:
  Interest income                               $  3,060       $   3,632
 Equity in income of joint ventures
  (Note 2)                                       162,231         145,244
                                                --------       ---------
                                                 165,291         148,876
                                                --------       ---------

Expenses:
 Legal and accounting                              9,261           1,131
 Computer costs                                    2,493           1,061
 Partnership administration                       11,387          15,745
 Amortization of organization costs                1,042           1,563
                                                --------       ---------
                                                  24,183          19,500
                                                --------       ---------
 Net income                                     $141,108       $ 129,376
                                                ========       =========
Net loss allocated to General Partners
                                                $      0       $       0

Net income allocated to Class A Limited
 Partners                                       $141,108       $ 281,245

Net loss allocated to Class B Limited
 Partners                                       $      0       $(151,869)


Net income per Class A Limited Partner
 Unit                                               $.09       $     .18


Net loss per Class B Limited Partner            $      0       $    (.95)
 Unit

Cash distribution per Class A Limited
 Partner Unit                                       $.17       $     .17


           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
 FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE THREE MONTHS ENDED MARCH 31, 1997





                                          LIMITED  PARTNERS
                                          -----------------
                                               CLASS A          CLASS B                                        TOTAL
                                          -----------------  -------------                        GENERAL     PARTNERS'
                                                UNITS           AMOUNT       UNITS      AMOUNT    PARTNERS    CAPITAL
                                          -----------------  -------------  --------  ----------  --------  ------------
                 BALANCE, DECEMBER 31,
                  1995                            1,541,017   $13,736,181   159,585   $ 604,978         $0  $14,341,159

              Net income (loss)                           0     1,095,296         0    (589,646)         0      505,650
              Partnership distributions                   0    (1,006,239)        0           0          0   (1,006,239)
              Class B conversion
               elections                              5,399        15,332    (5,399)    (15,332)         0            0
                 BALANCE, DECEMBER 31,            ---------   -----------   -------   ---------         --  -----------
                  1996                            1,546,416    13,840,570   154,186           0          0   13,840,570

              Net income (loss)                           0       141,108         0           0          0      141,108
              Partnership distributions                   0      (262,965)        0           0          0     (262,965)
                  Class B conversion
                   elections                          5,000             0    (5,000)          0          0            0
                                                  ---------   -----------   -------   ---------         --  -----------
                 BALANCE, MARCH 31, 1997          1,551,416   $13,718,713   149,186   $       0         $0  $13,718,713
                                                  =========   ===========   =======   =========         ==  ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                 Three Months Ended
                                          --------------------------------
                                          March 31, 1997   March 31, 1996
                                          ---------------  ---------------
Cash flow from operating activities:

    Net income                                 $ 141,108        $ 129,376
     Adjustments to reconcile net
      income to net
         cash used in operating
          activities:
            Equity in income of joint
             ventures                           (162,231)        (145,244)
         Distributions received from
          joint ventures                         258,760          260,128

         Partnership distributions paid         (246,996)        (251,548)
         Amortization of organization
          costs                                    1,042            1,563
         Changes in assets and
          liabilities:
          Prepaid and other assets                   250                0
          Accounts payable                        (4,500)          (5,000)
                                               ---------        ---------
                  Net cash used in
                   operating
                         activities              (12,567)         (10,725)
                                               ---------        ---------
     Cash flow from investing
      activities -
         Investment in joint ventures            (87,183)            (225)
                                               ---------        ---------
                  Net decrease in cash
                   and cash
                   equivalents                   (99,750)         (10,950)


     Cash and cash equivalents,
      beginning of year                          252,283          256,180
                                               ---------        ---------
     Cash and cash equivalents, end of
      period                                   $ 152,533        $ 245,230
                                               =========        =========


     Supplemental Schedule of noncash
      investing activities - deferred
      project costs applied to
      investing activities                     $   5,689        $       0
                                               =========        =========


           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P
                     (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements


(1)  Basis of Presentation
     ---------------------

     The financial statements of Wells Real Estate Fund V, L.P. ( the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for year ended December 31, 1996.

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

     The Partnership owns an interest in the following properties through its equity ownership in the following joint ventures; (I) Fund IV and Fund V Associates, a joint venture between the Partnership and Wells Real Estate Fund IV, L.P. (the "Fund IV - Fund V Joint Venture"); (ii) Fund V and Fund VI Associates, a joint venture between the Partnership and Wells Real Estate Fund VI, L.P. (the "Fund V - Fund VI Joint Venture"); and (iii) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. (the "Fund V-VI-VII Joint Venture").

     As of March 31, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (I) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture; (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center"), which is owned by the Fund IV -Fund V Joint Venture; (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V - Fund VI Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II"), which is owned by the Fund V - Fund VI Joint Venture; and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1996.

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owns interest in five properties through its investment in joint ventures of which four are office buildings and one is a retail building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1996.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     Gross revenues of the Partnerships were $165,291 for the three months ended March 31, 1997, as compared to $148,876 for the three months ended March 31, 1996. Gross revenues and net income have increased for the three months ended March 31, 1997, over 1996 levels due chiefly to increased income from joint ventures offset partially by increased expenses.

     Expenses of the Partnership increased from $19,500 for the three months March 31, 1996, to $24,183 for the same period in 1997, due primarily to increased accounting and other professional fees.

     Net cash used in operating activities remained relatively stable for three months ended March 31, 1997 and 1996. The change in cash and cash equivalents from $(10,950) for the three months ended March 31, 1996 to $(99,750) for the three months ended March 31, 1997 was due primarily to the increase in investments in joint ventures.

     The Partnership made cash distributions of investment income to the Limited Partners holding Class A Units of $.17 per Class A Unit for the three months ended March 31, 1997 and 1996. No cash distributions of investment income were made to the Limited Partners holding Class B Units.

     PROPERTY OPERATIONS
     -------------------

     As of March 31, 1997, the Partnership owned interests in the following operational properties:

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                     Three Months Ended March 31
                                    -----------------------------
                                         1997           1996
                                    --------------  -------------
Revenues:
Rental Income                          $  239,956   $    242,754

Expenses:
  Depreciation                             87,646         87,646
  Management & leasing expenses            10,002          9,710
  Other operating expenses                  1,128          3,698
                                          -------        -------
                                           98,776        101,054
                                          -------        -------

Net income                             $  141,180   $    141,700
                                          =======        =======

Occupied %                                    100%           100%

Partnership's Ownership % in the
 Fund V - VI - VII                           16.5%          16.5%

Cash Distribution to Partnership       $   38,528   $     35,340

Net Income Allocated to the
  Partnership                          $   23,238   $     23,324


     Rental income decreased for the three months ended March 31, 1997, compared to the same period of 1996, due to a one-time adjustment of straight-line rent for the partial month of September, 1994. A small increase in management and leasing fees in first quarter 1997, over the first quarter 1996, was offset by a decrease in operating expense, primarily accounting and administrative fees. Cash distributions to the Partnership increased for the three months ended March 31, 1997, compared to 1996, due to the scheduled increase in rent which became effective January 1, 1997.

     IBM Jacksonville /Fund IV - Fund V Joint Venture
     ------------------------------------------------

                                     Three Months Ended March 31
                                    -----------------------------
                                         1997           1996
                                    --------------  -------------
Revenues:
Rental Income                          $  366,121   $    365,992

Expenses:
  Depreciation                             79,494         79,296
  Management & leasing expenses            43,365         43,976
  Other operating expenses                105,483        120,280
                                          -------        -------
                                          228,342        243,552
                                          -------        -------

Net income                             $  137,779   $    122,440
                                          =======        =======

Occupied %                                    100%           100%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture             62.2%          61.9%

Cash Distribution to Partnership       $  127,081   $    119,024

Net Income Allocated to the
  Partnership                          $   85,496   $     75,760


     Rental income for the Jacksonville Project remained steady in 1997 as compared to 1996 figures. Operating expenses decreased in 1997 primarily due to common area maintenance reimbursements collected from existing tenants. These collections resulted in a 12.5% increase in net income for the project. Cash distributions increased for 1997 over 1996 due primarily to decreased expenses and increased ownership in the Fund IV - Fund V Joint Venture. Cash fundings to the Joint Venture for construction were contributed by the Partnership which increased the Partnership's ownership interest and decreased Wells Fund IV's ownership interest in the Fund IV-Fund V Joint Venture.

     The Medical Center /Fund IV - Fund V Joint Venture
     --------------------------------------------------

                                     Three Months Ended March 31
                                    -----------------------------
                                         1997           1996
                                    --------------  -------------
Revenues:
  Rental Income                           $88,568       $105,186
  Interest Income                           2,639          3,076
                                          -------       --------
                                           91,207        108,262
                                          -------       --------

Expenses:
  Depreciation                             39,822         39,882
  Management & leasing expenses            11,665         11,042
  Other operating expenses                 45,416         58,787
                                          -------       --------
                                           96,903        109,711
                                          -------       --------

Net loss                                  $(5,696)      $ (1,449)
                                          =======       ========

Occupied %                                    61 %           68 %

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture             62.2%          61.9%

Cash Distribution to Partnership          $24,268       $ 24,105

Net loss Allocated to the
  Partnership                             $(3,536)      $   (897)


     Rental income for the Medical Center Project decreased in 1997 over 1996 due primarily to a decrease in the occupancy level of the project and an adjustment in the straight-line rent. The reduction of expenses in 1997 over 1996 levels was primarily a result of the decrease in occupancy. Cash distributions remained relatively stable for 1996 and 1997. Cash fundings to the Joint Venture for construction were contributed by the Partnership which increased its ownership interest and decreased Wells Fund IV's ownership interest in the Fund IV - Fund V Joint Venture.

     The Hartford Building/Fund V - Fund VI Joint Venture
     ----------------------------------------------------

                                           Three Months Ended March 31
                                          -----------------------------
                                               1997           1996
                                          --------------  -------------
Revenues:
Rental Income                                $  179,375   $    179,375

Expenses:
  Depreciation                                   73,008         73,008
  Management & leasing expenses                   8,067          7,175
  Other operating expenses                      (17,255)         3,175
                                                -------        -------
                                                 63,820         83,358
                                                -------        -------

Net income                                   $  115,555   $     96,017
                                                =======        =======

Occupied %                                          100%           100%

Partnership's Ownership % in the Fund V
 - Fund VI Joint Venture                           47.0%          47.6%


Cash Distribution to Partnership             $   89,776   $     81,151

Net Income Allocated to the
  Partnership                                $   54,578   $     45,664

     Net income increased and expenses decreased in 1997, as compared to 1996, due primarily to an insurance reimbursement from the tenant for prior year's expenses.

     The Partnership's ownership in the Fund V - Fund VI Joint Venture decreased from 47.6% in 1996, to 47.0% in 1997, due to additional fundings by Wells Fund VI in 1997, which decreased the Partnership's ownership interest in the Joint Venture.

     Stockbridge Village II/Fund V - Fund VI Joint Venture
     -----------------------------------------------------

                                          Three Months Ended March 31
                                         -----------------------------
                                              1997           1996
                                         --------------  -------------
Revenues:
Rental Income                               $   63,336      $  46,461

Expenses:
  Depreciation                                  20,865         19,761
  Management & leasing expenses                  4,914          4,597
  Other operating expenses                      32,356         19,175
                                                ------         ------
                                                58,135         43,533
                                                ------         ------

Net income                                  $    5,201      $   2,928
                                                ======         ======

Occupied %                                          66%            61%

Partnership's Ownership % in the Fund
  V - Fund VI Joint Venture                       47.0%          47.6%

Cash Distribution to Partnership            $   11,393      $  10,385

Net Income Allocated to the
  Partnership                               $    2,454      $   1,392


     Rental income, expenses and net income are greater in the first quarter of 1997, as compared to the same period in 1996, due primarily to a new tenant occupying 4,969 square feet in February that increased rental revenue. The increase in expenses was due primarily to a bad debt reserve for Glenn's Open Pit Bar-B-Que which has vacated 4,303 square feet as of April 1, 1997, and the receivable from this tenant has been turned over to lawyers for collection. Efforts are being made to re-lease the space.

     The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture decreased to 47.0% for 1997, as compared to 47.6% in 1996, due to additional fundings by Wells Fund VI which increased Wells Fund VI's and decreased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

                          PART II - OTHER INFORMATION
                          ---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the first quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WELLS REAL ESTATE FUND V, L.P.

     Dated: May 12, 1997    By: /s/ Leo F. Wells, III
                                ----------------------------------
                         Leo F. Wells, III, as Individual
                         General Partner and as President,
                         Sole Director and Chief Financial
                         Officer of Wells Capital, Inc., the
                         General Partner of Wells Partners, L.P.