Form 10-Q
period 1997-06-30
WELLS REAL ESTATE FUND V L P
filed 1997-08-08
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended             June 30, 1997   or
                              -------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                   to
                               -----------------    --------------------

Commission file number                           0-21580
                       --------------------------------------------------------

                        Wells Real Estate Fund V, L.P.
-------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

           Georgia                                        58-1936904
-------------------------------                        -----------------
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                       30092
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
Yes    X      No
    ------       -------

                                   Form 10-Q
                                   ---------

                         Wells Real Estate Fund V, L.P.
                         ------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------


PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                    Balance Sheets - June 30, 1997
                     and December 31, 1996..........................       3

                    Statements of Income for the Three
                     Months and the Six Months Ended June 30, 1997
                     and 1996.......................................       4

                    Statement of Partners' Capital
                     for the Year Ended December 31, 1996,
                     and the Six Months Ended June 30, 1997.........       5

                    Statements of Cash Flows for the Six Months
                     Ended June 30, 1997 and 1996...................       6

                    Condensed Notes to Financial Statements.........       7

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations......................................       8

PART II.  OTHER INFORMATION.........................................      15

                         WELLS REAL ESTATE FUND V, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS



                     Assets                        June 30, 1997         December 31, 1996
                     ------                        --------------        -----------------

Investment in joint ventures (Note 2)              $13,450,734               $13,573,803
Cash and cash equivalents                              160,733                   252,283
Due from affiliates                                    298,320                   258,760
Deferred project costs                                       0                     5,843
Organization costs, less accumulated
  amortization of $31,250 in 1997  and
  $30,208 in 1996                                            0                     1,042
Prepaid expenses and other assets                            0                       350
                                                   -----------               -----------

          Total assets                             $13,909,787               $14,092,081
                                                   ===========               ===========

    Liabilities and Partners' Capital
    ---------------------------------

Liabilities:
  Accounts payable                                 $       982               $     4,500
  Partnership distribution payable                     273,011                   247,011
                                                   -----------               -----------

           Total liabilities                           273,993                   251,511
                                                   -----------               -----------

Partners' capital:
  Limited partners
    Class A - 1,551,416 units outstanding           13,635,794                13,840,570
    Class B - 149,186 units outstanding                      0                         0
                                                   -----------               -----------

          Total partners' capital                   13,635,794                13,840,570
                                                   -----------               -----------

              Total liabilities and partners'
                capital                            $13,909,787               $14,092,081
                                                   ===========               ===========





           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                  Three Months Ended                          Six Months Ended
                                           ---------------------------------         ------------------------------------
                                           June 30, 1997       June 30, 1996         June 30, 1997          June 30, 1996
                                           -------------      --------------         -------------          -------------

Revenues:
   Interest income                           $  2,453             $   3,498               $  5,513             $   7,130
   Equity in income of joint ventures
    (Note 2)                                  208,902               166,361                371,133               311,605
                                             --------             ---------               --------             ---------
                                              211,355               169,859                376,646               318,735

Expenses:
   Legal and accounting                         5,835                16,966                 15,096                18,097
   Computer costs                               1,651                   994                  4,144                 2,055
   Partnership administration                  13,790                16,679                 25,177                32,424
   Amortization of organization costs               0                 1,562                  1,042                 3,125
                                             --------             ---------               --------             ---------
                                               21,276                36,201                 45,459                55,701
                                             --------             ---------               --------             ---------
   Net income                                $190,079             $ 133,658               $331,187             $ 263,034
                                             ========             =========               ========             =========

Net loss allocated to General Partners       $      0             $       0               $      0             $       0

Net income allocated to Class A
 Limited Partners                            $190,079             $ 286,809               $331,187             $ 568,054

Net loss allocated to Class B Limited
 Partners                                    $      0             $(153,151)              $      0             $(305,020)


Net income per Class A Limited
 Partner Unit                                $   0.12             $    0.19               $   0.21             $    0.37


Net loss per Class B Limited Partner
 Unit                                        $      0             $   (0.99)              $      0             $   (1.98)

Cash distribution per Class A Limited
 Partner Unit                                $   0.18             $    0.15               $   0.35             $    0.32



           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                     (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE SIX MONTHS ENDED
                                 JUNE 30, 1997



                                               LIMITED  PARTNERS
                                ----------------------------------------------
                                        Class A                CLASS B                       Total
                                ------------------------  --------------------   General    Partners'
                                  Units       Amount       Units      Amount    Partners    Capital
                                ---------   -----------  --------   ---------   --------  ------------
BALANCE, DECEMBER 31, 1995      1,541,017   $13,736,181   159,585   $ 604,978         $0  $14,341,159
Net income (loss)                       0     1,095,296         0    (589,646)         0      505,650
Partnership distributions               0    (1,006,239)        0           0          0   (1,006,239)
Class B conversion elections        5,399        15,332    (5,399)    (15,332)         0            0
                                ---------   -----------   -------   ---------   --------  -----------

BALANCE, DECEMBER 31, 1996      1,546,416    13,840,570   154,186           0          0   13,840,570


Net income (loss)                       0       331,187         0           0          0      331,187
Partnership distributions               0      (535,963)        0           0          0     (535,963)
Class B conversion elections        5,000             0    (5,000)          0          0            0
                                ---------   -----------   -------   ---------   --------  -----------

BALANCE, JUNE 30, 1997          1,551,416   $13,635,794   149,186   $       0         $0  $13,635,794
                                =========   ===========   =======   =========   ========  ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                              -----------------------------------
                                              June 30, 1997         June 30, 1996
Cash flow from operating activities:          -------------         -------------


  Net income                                    $ 331,187             $ 263,034
   Adjustments to reconcile net income
    to net cash used in operating activities:    (371,133)             (311,605)
      Equity in income of joint venture
      Amortization of organization costs            1,042                 3,125
      Changes in assets and liabilities:
       Decrease in prepaids & other assets            350                     0
       Decrease in accounts payable                (3,518)               (5,000)
                                                ---------             ---------
          Net cash used in operating
           activities                             (42,072)              (50,446)
                                                ---------             ---------
 Cash flow from investing activities:
    Distributions received from joint
     ventures                                     549,808               540,134

    Investment in joint ventures                  (89,323)                 (225)
                                                ---------             ---------
          Net cash provided by investing
           activities                             460,485               539,909
                                                ---------             ---------

  Cash flow from financing activities:
    Partnership distributions paid               (509,963)             (507,235)
                                                ---------             ---------
          Net decrease in cash and cash
           equivalents                            (91,550)              (17,772)


  Cash and cash equivalents, beginning
   of year                                        252,283               256,180
                                                ---------             ---------

  Cash and cash equivalents, end of
   period                                       $ 160,733             $ 238,408
                                                =========             =========


  Supplemental Schedule of noncash
   investing activities - deferred
   project costs applied to investing
   activities                                   $   5,843             $       0
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

     The Partnership owns interests in the following properties through its equity ownership in the following joint ventures; (i) Fund IV and Fund V Associates, a joint venture between the Partnership and Wells Real Estate Fund IV, L.P. (the "Fund IV - Fund V Joint Venture"); (ii) Fund V and Fund VI Associates, a joint venture between the Partnership and Wells Real Estate Fund VI, L.P. (the "Fund V - Fund VI Joint Venture"); and (iii) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. (the "Fund V-VI-VII Joint Venture").

     As of June 30, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building located in

     Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture; (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center"), which are owned by the Fund IV -Fund V Joint Venture; (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V - Fund VI Joint Venture; (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture; and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1996.

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owns interests in five properties through its investment in joint ventures of which four are office buildings and one is a retail building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1996.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     Gross revenues of the Partnership were $376,646 for the six months ended June 30, 1997, as compared to $318,735 for the six months ended June 30, 1996. Gross revenues and net income have increased for the six months ended June 30, 1997, over 1996 levels due chiefly to increased income from joint ventures and decreased partnership administration expenditures.

     Expenses of the Partnership decreased from $55,701 for the six months June 30, 1996, to $45,459 for the same period in 1997, due primarily to lower printing and postage expenditures.

     Net cash used in operating activities remained relatively stable for six months ended June 30, 1997 and 1996. The change in cash and cash equivalents from $(17,772) for the six months ended June 30, 1996 to $(91,550) for the six months ended June 30, 1997 was due primarily to the increase in investments in joint ventures.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $.18 per Class A Unit for the three months ended June 30, 1997 and $.15 per Class A Unit for the three months ended June 30, 1996. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners.

     The Partnership's distributions paid through the second quarter of 1997, have been paid from cash flow from operations and distributions received from its equity investments in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

     The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in a material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

     PROPERTY OPERATIONS
     -------------------

     As of June 30, 1997, the Partnership owned interests in the following operational properties:

     IBM Jacksonville /Fund IV - Fund V Joint Venture
     ------------------------------------------------

                                          Three Months Ended               Six Months Ended
                                    -----------------------------   -----------------------------
                                    June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                    -------------   -------------   -------------   -------------
Revenues:
Rental Income                          $382,492        $365,993        $748,613        $731,985

Expenses:
  Depreciation                           79,511          79,296         159,005         158,592
  Management & leasing expenses          44,397          49,778          87,762          93,754
  Other operating expenses               11,691          66,121         117,174         186,401
                                       --------        --------        --------        --------
                                        135,599         195,195         363,941         438,747
                                       --------        --------        --------        --------

Net income                             $246,893        $170,798        $384,672        $293,238
                                       ========        ========        ========        ========

Occupied %                                  100%            100%            100%            100%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture           62.2%           61.9%           62.2%           61.9%

Cash Distribution to Partnership       $157,688        $125,434        $284,769        $244,458

Net Income Allocated to the
  Partnership                          $153,473        $105,682        $238,969        $181,442


     Rental income for the IBM Jacksonville increased in 1997 as compared to 1996 due to rental rate increases. Operating expenses decreased in 1997 primarily due to timing differences in the billing of common area maintenance reimbursements to tenants. Cash distributions increased for 1997 over 1996 due primarily to decreased expenses and the Partnership's increased ownership in the Fund IV - Fund V Joint Venture. Cash fundings to the Joint Venture for construction were contributed by the Partnership which increased the Partnership's ownership interest and decreased Wells Fund IV's ownership interest in the Fund IV-Fund V Joint Venture.

     The Medical Center Property/Fund IV - Fund V Joint Venture
     ----------------------------------------------------------

                                         Three Months Ended               Six Months Ended
                                     ------------------------------  ------------------------------
                                     June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                     --------------  --------------  --------------  --------------
Revenues:
  Rental income                           $ 99,181        $105,394        $187,749        $210,580
  Interest income                            2,284           2,665           4,923           5,741
                                          --------        --------        --------        --------
                                           101,465         108,059         192,672         216,321
                                          --------        --------        --------        --------
Expenses:
  Depreciation                              41,313          39,882          81,135          79,764
  Management & leasing expenses             18,032          13,839          29,697          24,881
  Other operating expenses                  36,636          71,245          82,052         130,032
                                          --------        --------        --------        --------
                                            95,981         124,966         192,884         234,677
                                          --------        --------        --------        --------

Net income loss                           $  5,484        $(16,907)       $  (212)        $(18,356)
                                          ========        ========        ========        ========

Occupied %                                      81%             69%             81%             69%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture              62.2%           61.9%           62.2%           61.9%

Cash Distribution to Partnership          $ 29,195        $ 17,009        $ 53,463        $ 41,114

Net Income (Loss) Allocated to the
  Partnership                             $  3,408        $(10,461)       $   (128)       $(11,358)

     Rental income decreased in 1997 as compared to 1996 due primarily to adjustments to the straight line rent calculation. Leases are being actively pursued on the remaining 6,700 rentable square feet of vacant space. Expenses decreased in 1997 as compared to 1996 levels due primarily to a timing difference in operating expense billings to tenants.

     Cash distributions and net income allocated to the Partnership have increased over prior year levels due primarily to decreased operating expenditures of the project. Cash fundings to the Joint Venture for construction were contributed by the Partnership which increased its ownership interest in the Fund IV - V Joint Venture.

     The Hartford Building/Fund V - Fund VI Joint Venture
     ----------------------------------------------------

                                       Three Months Ended               Six Months Ended
                                  -----------------------------  ------------------------------
                                  June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                  -------------  --------------  --------------  --------------
Revenues:
Rental Income                         $179,375        $179,375        $358,750        $358,750

Expenses:
  Depreciation                          73,002          73,008         146,010         146,016
  Management & leasing expenses          7,175           7,175          15,242          14,350
  Other operating expenses               4,827           4,649         (12,428)          7,824
                                      --------        --------        --------        --------
                                        85,004          84,832         148,824         168,190
                                      --------        --------        --------        --------

Net income                            $ 94,371        $ 94,543        $209,926        $190,560
                                      ========        ========        ========        ========

Occupied %                                 100%            100%            100%            100%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture          47.0%           47.6%           47.0%           47.6%

Cash Distribution to Partnership      $ 79,350        $ 80,449        $169,126        $161,600

Net Income Allocated to the
  Partnership                         $ 44,314        $ 44,963        $ 98,892        $ 90,627

     Net income increased and expenses decreased in 1997 as compared to 1996 due primarily to an insurance reimbursement from the tenant for prior year's expenses.

     The Partnership's ownership interest in the Fund V - Fund VI Joint Venture decreased from 47.6% in 1996, to 47.0% in 1997, due to additional fundings by Wells Fund VI in 1997.

     Stockbridge Village II/Fund V - Fund VI Joint Venture
     -----------------------------------------------------

                                            Three Months Ended               Six Months Ended
                                      ------------------------------  ------------------------------
                                      June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                      --------------  --------------  --------------  --------------
Revenues:
Rental Income                             $  55,942         $50,056        $119,278         $96,517

Expenses:
  Depreciation                               22,827          19,761          43,692          39,522
  Management & leasing expenses               6,440           5,382          11,354           9,979
  Other operating expenses                   59,890          19,623          92,246          38,798
                                          ---------         -------        --------         -------
                                             89,157          44,766         147,292          88,299
                                          ---------         -------        --------         -------

Net income (loss)                         $ (33,215)        $ 5,290        $(28,014)        $ 8,218
                                          =========         =======        ========         =======

Occupied %                                       66%             61%             66%             61%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture               47.0%           47.6%           47.0%           47.6%

Cash Distribution to Partnership          $  (6,027)        $11,509        $  5,366         $21,894

Net Income (Loss) Allocated to the
  Partnership                             $ (15,596)        $ 2,517        $(13,142)        $ 3,908

     Rental income increased in 1997, as compared to the same period in 1996, due primarily to a new tenant occupying 4,969 square feet in February that increased rental revenue. Net income has decreased in 1997, as compared to 1996, due primarily to a bad debt reserve for Glenn's Open Pit Bar-B-Que which has vacated 4,303 square feet of space as of April 1, 1997. The receivable from this tenant has been turned over to lawyers for collection. Efforts are being made to re-lease the space.

     The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture decreased to 47.0% for 1997, as compared to 47.6% in 1996, due to additional fundings by Wells Fund VI which increased Wells Fund VI's and decreased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                          Three Months Ended               Six Months Ended
                                    ------------------------------  ------------------------------
                                    June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                    --------------  --------------  --------------  --------------
Revenues:
Rental Income                            $242,755        $242,754        $482,711        $485,508

Expenses:
  Depreciation                             87,646          87,647         175,292         175,292
  Management & leasing expenses             9,890           9,710          19,892          19,420
  Other operating expenses                  3,635           5,152           4,763           8,850
                                         --------        --------        --------        --------
                                          101,171         102,509         199,947         203,562
                                         --------        --------        --------        --------

Net income                               $141,584        $140,245        $282,764        $281,946
                                         ========        ========        ========        ========

Occupied %                                    100%            100%            100%            100%

Partnership's Ownership % in the
  Fund V-VI-VII Joint Venture                16.5%           16.5%           16.5%           16.5%

Cash Distribution to Partnership         $ 38,116        $ 35,101        $ 76,644        $ 70,441

Net Income Allocated to the
  Partnership                            $ 23,305        $ 23,085        $ 46,543        $ 46,408

     Rental income decreased for the six months ended June 30, 1997, compared to the same period of 1996, due to a one-time adjustment of straight-line rent in the first quarter of 1997. A small increase in management and leasing fees was offset by a decrease in operating expenses, primarily accounting and administrative fees. Cash distributions to the Partnership increased for the six months ended June 30, 1997, compared to 1996, due to the scheduled increased in rent which became effective January 1, 1997.

                          PART II - OTHER INFORMATION
                          ---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the second quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WELLS REAL ESTATE FUND V, L.P.

     Dated: August 8, 1997            By: /s/ Leo F. Wells, III
                                         ----------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President,
                                         Sole Director and Chief Financial
                                         Officer of Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.