Form 10-K/A
period 1996-12-31
WELLS REAL ESTATE FUND V L P
filed 1997-09-15
CIK 869713

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
(Mark One)
[X]      Amendment No. 1 to Form 10-K

[_] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended         December 31, 1996                   or
                         ---------------------------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              -------------------------------------------------
Commission file number                        0-21580
                      ---------------------------------------------------------
                                              Wells Real Estate Fund V, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                       58-1936904
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road Norcross, Georgia                  30092
-------------------------------------------  -----------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code           (770) 449-7800
                                                  ------------------------------
Securities registered pursuant to Section 12 (b) of the Act:

         Title of each class             Name of exchange on which registered
------------------------------------   -----------------------------------------
         NONE                            NONE
------------------------------------   -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                  CLASS A UNITS
--------------------------------------------------------------------------------
                                (Title of Class)
                                  CLASS B UNITS
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No
    ---              ---
Aggregate market value of the voting stock held by
non-affiliates:                                              Not Applicable
                                                      --------------------------

         The information contained in the Form 10-K of Wells Real Estate Fund V dated December 31, 1996 (File No. 0-21580) is hereby amended to (i) include the financial statements for the Hartford Property which are contained on pages F-1 through F-9 of this Form 10-K/A and (ii) amend Item 14 of Part IV of the Form 10-K to list the additional financial statements filed in this Amendment.

                                     PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Report on Form 8-K
---------------------------------------------------------------------------

         Paragraph (a)1. of Item 14 of Part IV of the Form 10-K of Wells Real Estate Fund V dated December 31, 1996, is hereby amended and restated as follows:

"(a)1    Financial Statements

         Information with respect to this item is contained on Pages F-2 to F-27 of the Annual Report on Form 10-K dated December 31, 1996. See Index to Financial Statements on page F-1 of said Annual Report on Form 10-K.

         Additional financial statements for the Hartford Property are submitted at the end of this Amendment on Pages F-1 through F-9 of this Amendment to Form 10-K and are hereby incorporated herein by reference. The following Financial Statements are filed as a part of this Amendment:

                                                                      Page
                                                                      ----
              Independent Auditors' Report                            F-2
              Balance Sheets for the Hartford                         F-3
                  Property dated December 31, 1996
                  and 1995
              Statements of Income for the Hartford                   F-4
                  Property for the years ended
                  December 31, 1996, 1995 and 1994
              Statements of Partners' Capital for                     F-5
                  the Hartford Property for the
                  years ended December 31, 1996,
                  1995 and 1994
              Statements of Cash Flow for the                         F-6
                  Hartford Property for the years
                  ended December 31, 1996, 1995 and
                  1994
              Notes to Financial Statements                           F-7"


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of September, 1997

                                       Wells Real Estate Fund V, L.P.
                                       (Registrant)




                                       By:   /s/Leo F. Wells, III
                                          --------------------------------
                                             Leo F. Wells, III
                                             Individual  General  Partner and
                                             as President  of Wells  Capital,
                                             Inc.,  the  Corporate  General
                                             Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.


Signature                Title
---------                -----



/s/Leo F. Wells, III     Individual General Partner,         September 12, 1997
--------------------     President  and Sole Director of
Leo F. Wells, III        Wells  Capital,  Inc., the
                         Corporate General Partner



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                              ARTHUR ANDERSEN LLP






                             The Hartford Building

         Financial Statements as of December 31, 1996, 1995, and 1994
                                 Together With
                               Auditors' Report

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Wells Real Estate Fund V, L.P. and
Wells Real Estate Fund VI, L.P.:


We have audited the accompanying balance sheets of THE HARTFORD BUILDING as of December 31, 1996 and 1995 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Hartford Building as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.








Atlanta, Georgia                                         /s/Arthur Andersen LLP
June 26, 1997

                             THE HARTFORD BUILDING


                                BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995



                                    ASSETS


                                                                                      1996              1995
                                                                                   ----------        ----------
REAL ESTATE ASSETS:
    Land                                                                           $  528,042        $  528,042
    Building and improvements, less accumulated depreciation of $668,698 in
       1996 and $376,667 in 1995                                                    6,133,743         6,425,774
                                                                                   ----------        ----------
              Total real estate assets                                              6,661,785         6,953,816

CASH                                                                                  157,443           183,695

DUE FROM AFFILIATES                                                                    11,767                 0

ACCOUNTS RECEIVABLE                                                                    46,348            53,048
                                                                                   ----------        ----------
              Total assets                                                         $6,877,343        $7,190,559
                                                                                   ==========        ==========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Payable to joint venture partners                                              $  171,064        $  167,566
    Due to affiliates                                                                       0            18,251
                                                                                   ----------        ----------
              Total liabilities                                                       171,064           185,817
                                                                                   ----------        ----------
COMMITMENTS AND CONTINGENCIES (Note 4)
PARTNERS' CAPITAL:
    Wells Real Estate Fund V, L.P.                                                  3,466,241         3,608,074
    Wells Real Estate Fund VI, L.P.                                                 3,240,038         3,396,668
                                                                                   ----------        ----------
              Total partners' capital                                               6,706,279         7,004,742
                                                                                   ----------        ----------
              Total liabilities and partners' capital                              $6,877,343        $7,190,559
                                                                                   ==========        ==========

      The accompanying notes are an integral part of these balance sheets.

                             THE HARTFORD BUILDING


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                                   1996          1995          1994
                                                                 --------      --------      --------
REVENUES:
    Rental income                                                $717,499      $717,499      $717,499
                                                                 --------      --------      --------
EXPENSES:
    Depreciation                                                  292,031       199,551       170,058
    Operating costs, net of reimbursements                         10,494        14,612        42,598
    Management and leasing fees                                    28,700        28,700        27,554
    Legal and accounting                                            2,044         4,821        15,262
    Computer costs                                                  1,410         1,749         2,676
                                                                 --------      --------      --------
                                                                  334,679       249,433       258,148
                                                                 --------      --------      --------
NET INCOME                                                       $382,820      $468,066      $459,351
                                                                 ========      ========      ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND V, L.P.           $181,919      $227,788      $243,653
                                                                 ========      ========      ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND VI, L.P.          $200,901      $240,278      $215,698
                                                                 ========      ========      ========


         The accompanying notes are an integral part of these statements.

                              THE HARTFORD BUILDING


                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                         Wells Real         Wells Real         Total
                                           Estate             Estate         Partners'
                                         Fund V, L.P.      Fund VI, L.P.      Capital
                                       ---------------    ---------------   -------------
BALANCE, DECEMBER 31, 1993                $3,744,906         $3,551,652       $7,296,558
    Net income                               243,653            215,698          459,351
    Contributions                                  0             26,867           26,867
    Distributions                           (280,678)          (291,372)        (572,050)
                                       ---------------    ---------------   -------------
BALANCE, DECEMBER 31, 1994                 3,707,881          3,502,845        7,210,726

    Net income                               227,788            240,278          468,066
    Distributions                           (327,595)          (346,455)        (674,050)
                                       ---------------    ---------------   -------------
BALANCE, DECEMBER 31, 1995                 3,608,074          3,396,668        7,004,742

    Net income                               181,919            200,901          382,820
    Distributions                           (323,752)          (357,531)        (681,283)
                                       ---------------    ---------------   -------------
BALANCE, DECEMBER 31, 1996                $3,466,241         $3,240,038       $6,706,279
                                       ===============    ===============   =============


        The accompanying notes are an integral part of these statements.

                              THE HARTFORD BUILDING


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                                       1996           1995            1994
                                                                     --------       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $382,820       $468,066        $459,351
                                                                     --------       --------        --------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                               292,031        199,551         170,058
           Changes in assets and liabilities:
              Accounts receivable                                       6,700          6,700         (59,749)
              Due to/from affiliates                                  (30,018)        46,069         (27,818)
                                                                     --------       --------        --------
                 Total adjustments                                    268,713        252,320          82,491
                                                                     --------       --------        --------
                 Net cash provided by operating activities            651,533        720,386         541,842
                                                                     --------       --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in real estate                                               0              0         (25,748)
                                                                     --------       --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions from joint venture partners                               0              0          25,748
    Distributions to joint venture partners                          (677,785)      (668,436)       (410,097)
                                                                     --------       --------        --------
                 Net cash used in financing activities               (677,785)      (668,436)       (384,349)
                                                                     --------       --------        --------
NET (DECREASE) INCREASE IN CASH                                       (26,252)        51,950         131,745
CASH, BEGINNING OF YEAR                                               183,695        131,745               0
                                                                     --------       --------        --------
CASH, END OF YEAR                                                    $157,443       $183,695        $131,745
                                                                     ========       ========        ========


         The accompanying notes are an integral part of these statements.

                              THE HARTFORD BUILDING


                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995, AND 1994



  1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Business

      The Hartford Building ("Hartford") is a four-story office building located in Southington, Connecticut. The building is owned by Fund V and VI Associates, a joint venture between Wells Real Estate Fund V, L.P. ("Fund V") and Wells Real Estate Fund VI, L.P. ("Fund VI"). Fund V owns 47%, 48%, and 52% of Hartford and Fund VI owns 53%, 52% and 48% of Hartford at December 31, 1996, 1995, and 1994, respectively. Allocation of net income
      (loss) and distributions are made in accordance with ownership percentages.

      Use of Estimates

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

      Income Taxes

      Hartford is not deemed to be a taxable entity for federal income tax purposes.

      Real Estate Assets

      Real estate assets are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. Hartford adopted SFAS No. 121 effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of Hartford.

      Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of the Hartford real estate assets as of December 31, 1996.

      Depreciation is calculated using the straight-line method over the estimated useful lives of the real estate assets. Effective October 1, 1995, Hartford revised its estimate of the useful lives of buildings and improvements from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect of increasing depreciation expense approximately $29,487 in the fourth quarter of 1995 and $121,970 in the year ended December 31, 1996.

      Revenue Recognition

      The lease on the Hartford real estate assets is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the terms of the lease.


  2.  RENTAL INCOME

      The future minimum rental income due Hartford under noncancelable operating leases at December 31, 1996 is as follows:

              Year ending December 31:
                  1997                               $   724,200
                  1998                                   724,200
                  1999                                   724,200
                  2000                                   724,200
                  2001                                   724,200
              Thereafter                               1,388,050
                                                      ----------
                                                      $5,009,050
                                                      ==========

      One tenant contributed 100% of rental income for the year ended December 31, 1996 and represents 100% of the future minimum rental income above.


  3.  RELATED-PARTY TRANSACTIONS

      Hartford entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Hartford. In consideration for supervising the management of Hartford, Hartford will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

      Hartford incurred management and leasing fees of $28,700, $28,700, and $27,554 for the years ended December 31, 1996, 1995, and 1994, respectively, which were paid to Wells Management.


  4.  COMMITMENTS AND CONTINGENCIES

      Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Hartford. In the normal course of business, Hartford may become subject to such litigation or claims.