Form 10-Q
period 1997-09-30
WELLS REAL ESTATE FUND V L P
filed 1997-11-12
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1997 or
                               --------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________________to________________

Commission file number 0-21580
                       ---------------------------------------------------------

                 Wells Real Estate Fund V, L.P.
--------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               Georgia                         58-1936904
------------------------------          -----------------------
(State of other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification no.)

3885 Holcomb Bridge Road, Norcross, Georgia                       30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                  ---------------


--------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund V, L.P.
                        ------------------------------

                                     INDEX
                                     -----

                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                   Balance Sheets - September 30, 1997
                    and December 31, 1996.................................. 3

                   Statements of Income for the Three
                    Months and the Nine Months Ended September 30, 1997
                    and 1996............................................... 4

                   Statement of Partners' Capital
                    for the Year Ended December 31, 1996,
                    and the Nine Months Ended September 30, 1997........... 5

                   Statements of Cash Flows for the Nine Months
                    Ended September 30, 1997 and 1996...................... 6

                   Condensed Notes to Financial Statements................. 7

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations.............................................. 8


PART II. OTHER INFORMATION.................................................15

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                                BALANCE SHEETS


                           Assets                               September 30, 1997          December 31, 1996
                           ------                               ------------------          -----------------
Investment in joint ventures (Note 2)                                $  13,323,396              $  13,573,803
Cash and cash equivalents                                                  175,676                    252,283
Due from affiliates                                                        272,873                    258,760
Deferred project costs                                                           0                      5,843
Organization costs, less accumulated
  amortization of $31,250 in 1997 and
  $30,208 in 1996                                                                0                      1,042
Prepaid expenses and other assets
                                                                                 0                        350
                                                                        ----------                 ----------

          Total assets                                               $  13,771,945              $  14,092,081
                                                                        ==========                 ==========


               Liabilities and Partners' Capital
               ---------------------------------

Liabilities:
  Accounts payable                                                   $          18              $       4,500
  Due to affliates                                                          30,000                          0
  Partnership distributions payable                                        277,971                    247,011
                                                                        ----------                 ----------

           Total liabilities                                               307,989                    251,511
                                                                        ----------                 ----------

Partners' capital:
  Limited partners
    Class A - 1,551,416 units outstanding                               13,463,956                 13,840,570
    Class B - 149,186 units outstanding                                          0                          0
                                                                        ----------                 ----------

          Total partners' capital                                       13,463,956                 13,840,570
                                                                        ----------                 ----------

               Total liabilities and partners' capital               $  13,771,945              $  14,092,081
                                                                        ==========                 ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                    Three Months Ended                 Nine Months Ended
                                                    ------------------                 -----------------
                                             Sept 30, 1997     Sept 30, 1996     Sept 30, 1997      Sept 30, 1996
                                             -------------     -------------     -------------      -------------
Revenues:
     Interest income                         $     2,452       $     3,162       $     7,965        $    10,292
     Equity in income of joint ventures
          (Note 2)                               115,535           140,362           486,668            451,967
                                                 -------           -------           -------            -------
                                                 117,987           143,524           494,633            462,259
                                                 -------           -------           -------            -------

Expenses:
     Legal and accounting                          1,005               378            16,101             18,475
     Computer costs                                3,069             1,403             7,213              3,458
     Partnership administration                    7,793             9,398            32,970             41,822
     Amortization of organization costs                0             1,563             1,042              4,688
                                                 -------           -------           -------            -------

                                                  11,867            12,742            57,326             68,443
                                                 -------           -------           -------            -------
     Net income                              $   106,120       $   130,782       $   437,307        $   393,816
                                                 =======           =======           =======            =======


Net loss allocated to General Partners       $         0       $         0       $         0        $         0

Net income allocated to Class A Limited      $   106,120       $   284,135       $   437,307        $   852,189
     Partners

Net loss allocated to Class B Limited        $       ( 0)      $  (153,353)      $       ( 0)       $  (458,373)
     Partners

Net income per Class A Limited               $      0.07       $      0.18       $      0.26        $      0.55
     Partner Unit

Net loss per Class B Limited Partner         $       ( 0)      $     (0.99)      $       ( 0)       $     (2.97)
     Unit

Cash distribution per Class A Limited
     Partner Unit                            $      0.18       $      0.17       $      0.53        $      0.49




            See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1997


                                                           Limited Partners
                                             -------------------------------------------------
                                                Class A                       Class B                                Total
                                                -------                       -------               General         Partner's
                                         Units           Amount         Units         Amount        Partners         Capital
                                         -----           ------         -----         ------        --------         -------
BALANCE, December 31, 1995             1,541,017      $ 13,736,181     159,585      $  604,978      $       0      $14,341,159

 Net income (loss)                             0         1,095,296           0        (589,646)             0          505,650
 Partneship distributions                      0        (1,006,239)          0               0              0       (1,006,239)
 Class B conversion elections              5,399            15,332      (5,399)        (15,332)             0                0
                                      ----------     -------------   ----------     -----------     ----------     -----------
BALANCE, December 31, 1996             1,546,416        13,840,570     154,186               0              0       13,840,570


 Net income                                    0           437,307           0               0              0          437,307
 Partnership distributions                     0          (813,921)          0               0              0         (813,921)
 Class B conversion elections              5,000                 0      (5,000)              0              0                0
                                      ----------     -------------   ----------     -----------     ----------     -----------
BALANCE, September 30, 1997            1,551,416      $ 13,463,956     149,186      $        0      $       0      $13,463,956
                                      ==========     =============   ==========     ===========     ==========     ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                                       -----------------
                                                          September 30, 1997       September 30, 1996
                                                          ------------------       ------------------
Cash flows from operating activities:

 Net income                                               $         437,307        $         393,816
  Adjustment to reconcile net income to net
   cash used in operating activities:
     Equity in income of joint venture                             (486,668)                (451,967)
     Amortization of organization costs                               1,042                    4,688
     Changes in assets and liabilities:
       Prepaids & other assets                                          350                        0
       Due to affiliates                                             30,000                        0
       Accounts payable                                              (4,482)                  (5,000)
                                                                   ---------                ---------
           Net cash used in operating
            activities                                              (22,451)                 (58,463)
                                                                   ---------                ---------
 Cash flow from investing activities:
     Distributions received from joint
      ventures                                                      848,128                  799,410
     Investment in joint ventures                                  (119,323)                    (225)
                                                                   ---------                ---------
           Net cash provided by investing
            activities                                              728,805                  799,410
                                                                   ---------                ---------

 Cash flow financing activities:
     Partnership distributions paid                                (782,961)                (745,598)
                                                                   ---------                ---------
           Net decrease in cash and cash
              equivalents                                           (76,607)                  (4,651)

 Cash and cash equivalents, beginning of year                       252,283                  256,180
                                                                   ---------                ---------

 Cash and cash equivalents, end of period                 $         175,676        $         251,529
                                                                   =========                =========


 Supplemental Schedule of noncash investing
     activities - deferred project costs
      applied to investing activities                     $           5,843        $               0
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

         (a) General
         -----------
         The Partnership is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income producing commercial or industrial properties.

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

         The Partnership owns interests in properties through its equity ownership in the following joint ventures; (i) Fund IV and Fund V Associates, a joint venture between the Partnership and Wells Real Estate Fund IV, L.P. (the "Fund IV - Fund V Joint Venture"); (ii) Fund V and Fund VI Associates, a joint venture between the Partnership and Wells Real Estate Fund VI, L.P. (the "Fund V - Fund VI Joint Venture"); and (iii) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. (the "Fund V-VI-VII Joint Venture").

         As of September 30, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture; (ii) two substantially identical two-story office buildings located in Clayton County,

         Georgia (the "Medical Center"), which are owned by the Fund IV - Fund V Joint Venture; (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V -Fund VI Joint Venture; (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V Fund VI Joint Venture; and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1996.

(2)      Investment in Joint Ventures
         ----------------------------

         The Partnership owns interests in five properties through its investment in joint ventures of which four are office building properties and one is a retail property. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1996.

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -------------------------------------------------------------------
         AND RESULTS OF OPERATIONS.
         --------------------------

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

         Results of Operations and Changes in Financial Conditions
         ---------------------------------------------------------

         General
         -------

         As of September 30, 1997, the developed properties owned by the Partnership were 95% occupied, as compared to 93% occupied as of September 30, 1996.

         Gross revenues of the Partnership were $494,633 for the nine months ended September 30, 1997, as compared to $462,259 for the nine months ended September 30, 1996. Gross revenues and net income have increased for the nine months ended September 30, 1997, over 1996 levels due chiefly to increased income from joint ventures and decreased partnership administration expenditures.

         Expenses of the Partnership decreased from $68,443 for the nine months September 30, 1996, to $57,326 for the same period in 1997, due primarily to lower printing and postage expenditures.

         Net cash used in operating activities remained relatively stable for the nine months ended September 30, 1997 and 1996. The decrease in cash and cash equivalents of $(4,651) for the nine months ended September 30, 1996, compared to $(76,607) for the nine months ended September 30, 1997, was due primarily to the increase in investments in joint ventures.

         The Partnership made cash distributions to the Limited Partners holding Class A Units of $.18 per Class A Unit for the three months ended September 30, 1997 as compared to $.17 per Class A Unit for the three months ended September 30, 1996. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners.

         The Partnership's distributions paid through the third quarter of 1997, have been paid from cash flow from operations and distributions received from its equity investments in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

         The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in a material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

Property Operations
-------------------

As of September 30, 1997, the Partnership owned interests in the following operational properties:

IBM Jacksonville /Fund IV - Fund V Joint Venture
------------------------------------------------

                                                    Three Months Ended                          Nine Months Ended
                                                    ------------------                          -----------------
                                            Sept 30, 1997       Sept 30, 1996          Sept 30, 1997        Sept 30, 1996
                                            -------------       -------------          -------------        -------------
Revenues:
Rental Income                               $    365,993        $    365,992           $  1,098,106         $  1,097,977

Expenses:
  Depreciation                                    79,545              79,296                238,550              237,888
  Management & leasing expenses                   51,852              43,977                139,614              137,731
  Other operating expenses                       177,786             138,511                278,460              324,912
                                                 -------             -------                -------              -------
                                                 309,183             261,784                656,624              700,531
                                                 -------             -------                -------              -------

Net income                                  $     56,810        $    104,208           $    441,482         $    397,446
                                                  ======             =======                =======              =======

Occupied %                                           100%                100%                   100%                 100%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture                    62.3%               61.9%                  62.3%                61.9%

Cash Distribution to Partnership            $    115,967        $    115,169           $    400,736         $    359,626

Net Income Allocated to
the Partnership                             $     35,348        $     64,478           $    274,316         $    245,920


Rental income for the IBM Jacksonville remained relatively stable in 1997, as compared to 1996. Operating expenses decreased in 1997 primarily due to timing differences in the billing of common area maintenance reimbursements to tenants. Cash distributions increased for 1997 over 1996 due primarily to decreased expenses and the Partnership's increased ownership in the Fund IV - Fund V Joint Venture. Cash fundings to the Joint Venture for construction were contributed by the Partnership which increased the Partnership's ownership interest and decreased Wells Fund IV's ownership interest in the Fund IV-Fund V Joint Venture.

The Medical Center Property/Fund IV - Fund V Joint Venture
----------------------------------------------------------

                                                    Three Months Ended                  Nine Months Ended
                                                   ------------------                   -----------------
                                            Sept 30, 1997       Sept 30, 1996     Sept 30, 1997    Sept 30, 1996
                                            -------------       -------------     -------------    -------------
Revenues:
  Rental income                                $ 108,458         $ 105,470         $ 296,207         $ 316,050
  Interest income                                  2,448             3,727             7,371             9,468
                                               ---------         ---------         ---------         ---------
                                                 110,906           109,197           303,578           325,518
                                               ---------         ---------         ---------         ---------
Expenses:
  Depreciation                                    41,305            39,882           122,440           119,646
  Management & leasing expenses                   14,056            13,227            43,753            38,108
  Other operating expenses                        39,007            44,985           121,059           175,017
                                               ---------         ---------         ---------         ---------
                                                  94,368            98,094           287,252           332,771
                                               ---------         ---------         ---------         ---------
Net income (loss)                              $  16,538         $  11,103         $  16,326         $  (7,253)
                                               =========         =========         =========         =========

Occupied %                                            81%               69%               81%               69%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture                    62.3%             61.9%             62.3%             61.9%

Cash Distribution to Partnership               $  26,389         $  34,341         $  79,852         $  75,455

Net Income (Loss) Allocated to
the Partnership                                $  10,290         $   6,870         $  10,162         $  (4,488)

Rental income decreased in 1997 as compared to 1996 due primarily to adjustments to the straight line rent calculation due to tenant move-in/move-out. Leases are being actively pursued on the remaining 5,600 rentable square feet of vacant space. Expenses decreased in 1997 as compared to 1996 levels due primarily to a timing difference in operating expense billings to tenants.

Cash distributions and net income allocated to the Partnership have increased over prior year levels due primarily to decreased operating expenditures of the project. Cash fundings to the Joint Venture for construction were contributed by the Partnership which increased its ownership interest and decreased Wells Fund IV's ownership interest in the Fund IV - V Joint Venture.

The Hartford Building/Fund V - Fund VI Joint Venture
----------------------------------------------------

                                                    Three Months Ended                   Nine Months Ended
                                                    ------------------                    -----------------
                                            Sept 30, 1997       Sept 30, 1996     Sept 30, 1997     Sept 30, 1996
                                            -------------       -------------     -------------     -------------
Revenues:
Rental Income                               $   179,374         $   179,374       $   538,124       $    538,124

Expenses:
  Depreciation                                   73,005              73,008           219,015            219,024
  Management & leasing expenses                   7,772               7,175            23,014             21,525
  Other operating expenses                       (3,393)              3,380           (15,821)            11,204
                                                 ------              ------           -------            -------
                                                 77,384              83,563           226,208            251,753
                                                 ------              ------           -------            -------

Net income                                  $   101,990         $    95,811       $   311,916       $    286,371
                                                =======              ======           =======            =======

Occupied %                                          100%                100%              100%               100%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                   46.5%               47.5%             46.5%              47.5%

Cash Distribution to Partnership            $    82,221         $    80,950       $   251,347       $    242,550

Net Income Allocated to the
  Partnership                               $    47,485         $    45,509       $   146,377       $    136,136

Net income increased and expenses decreased in 1997 as compared to 1996 due primarily to an insurance reimbursement from the tenant for prior year's expenses.

The Partnership's ownership interest in the Fund V - Fund VI Joint Venture decreased from 47.5% in 1996, to 46.5% in 1997, due to additional fundings by Wells Fund VI in 1997, which increased Wells Fund VI's and decreased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

Stockbridge Village II/Fund V - Fund VI Joint Venture
-----------------------------------------------------

                                                   Three Months Ended                         Nine Months Ended
                                                   ------------------                         -----------------
                                         Sept 30, 1997          Sept 30, 1996         Sept 30, 1997        Sept 30, 1996
                                         -------------          -------------         -------------        -------------
Revenues:
Rental Income                            $     55,886           $     50,056          $    175,164         $    146,573

Expenses:
  Depreciation                                 24,580                 19,811                68,272               59,333
  Management & leasing expenses                11,860                  4,549                23,214               14,528
  Other operating expenses                     21,522                 24,862               113,768               63,660
                                              -------                -------              --------             --------
                                               57,962                 49,222               205,254              137,521
                                              -------                -------              --------             --------

Net (loss) income                        $     (2,076)          $        834          $    (30,090)        $      9,052
                                              =======                =======              ========             ========

Occupied %                                         73%                    61%                   73%                  61%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                 46.5%                  47.5%                 46.5%                47.5%

Cash Distribution to Partnership         $     10,104           $      7,044          $     15,470         $     28,938

Net  (Loss) Income Allocated to the
  Partnership                            $       (968)          $        401          $    (14,110)        $      4,309

Rental income increased in 1997, as compared to the same period in 1996, due primarily to two new tenants occupying 6,049 square feet in 1997. Net income has decreased in 1997, as compared to 1996, due primarily to a bad debt reserve for Glenn's Open Pit Bar-B-Que which has vacated 4,303 square feet of space as of April 1, 1997. The receivable from this tenant has been turned over to lawyers for collection. Efforts are being made to re-lease the space.

The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture decreased to 46.5% for 1997, as compared to 47.5% in 1996, due to additional fundings by Wells Fund VI to Stockbridge Village II, which increased Wells Fund VI's and decreased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                                     Three Months Ended                 Nine Months Ended
                                                     ------------------                 -----------------
                                              Sept 30, 1997     Sept 30, 1996     Sept 30, 1997    Sept 30, 1996
                                              -------------     -------------     -------------    -------------
Revenues:
Rental Income                                 $    242,754      $    242,755      $    725,465     $    728,263

Expenses:
   Depreciation                                     87,647            87,647           262,939          262,939
   Management & leasing expenses                     9,889             9,710            29,781           29,130
   Other operating expenses                          3,174             1,531             7,937           10,381
                                                   -------           -------           -------          -------
                                                   100,710            98,888           300,657          302,450
                                                   -------           -------           -------          -------

Net income                                    $    142,044      $    143,867      $    424,808     $    425,813
                                                   =======           =======           =======          =======

Occupied %                                            100%              100%              100%             100%

Partnership's Ownership % in the
   Fund V-VI-VII Joint Venture                       16.5%             16.5%             16.5%            16.5%

Cash Distribution to Partnership              $     38,191      $     35,697      $    114,835     $    106,137

Net Income Allocated to the
   Partnership                                $     23,380      $     23,681      $     69,923     $     70,089


Rental income remained relatively stable for the nine months ended September 30, 1997, compared to the same period of 1996. A small increase in management and leasing fees was offset by a decrease in operating expenses, primarily accounting and administrative fees. Cash distributions to the Partnership increased for the nine months ended September 30, 1997, compared to 1996, due to the scheduled increase in rent which became effective January 1, 1997.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WELLS REAL ESTATE FUND V, L.P.

Dated: November 10, 1997   By: /s/ Leo F. Wells, III
                               ---------------------
                           Leo F. Wells, III, as Individual
                           General Partner and as President,
                           Sole Director and Chief Financial
                           Officer of Wells Capital, Inc., the
                           General Partner of Wells Partners, L.P.