Form 10-K
period 1997-12-31
WELLS REAL ESTATE FUND V L P
filed 1998-03-26
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended     December 31, 1997               or
                         -------------------------------------
[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                         to
                               ------------------------  -----------------------

Commission file number        0-21580
                       ---------------------------------------------------------

                        Wells Real Estate Fund V, L. P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                       58-1936904
------------------------------         ----------------------------------------
State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road Norcross, Georgia            30092
------------------------------------------       -------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (770) 449-7800
                                                   ---------------------

Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class      Name of exchange on which registered
           NONE                                NONE

Securities registered pursuant to Section 12 (g) of the Act:

                                 Class A Unit
--------------------------------------------------------------------------------
                               (Title of Class)

                                 Class B Unit
--------------------------------------------------------------------------------
                               (Title of Class)

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

Yes  X    No
    ---      ---

Aggregate market value of the voting stock held by non-affiliates:
     Not Applicable
------------------------

                                    PART I


ITEM  1.  BUSINESS.
-------------------

General

Wells Real Estate Fund V, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a non-public limited partnership as General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income producing commercial or industrial properties.

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

As of December 31, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture; (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center Project"), which are owned by the Fund IV - Fund V Joint Venture; (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V - Fund VI Joint Venture; (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture; and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1997.

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

ITEM 2.  PROPERTIES.
-------------------
The Partnership owns interest in five properties through its investment in joint ventures of which four are office buildings and one is a retail building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1997, these properties were 95.22% occupied, a change from 92.15% at December 31, 1996, 92.32% at December 31, 1995, 92.68% at December 31, 1994 and 96.04% at December 31, 1993.



               [The Remainder of Page Left Intentionally Blank]

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1997, assuming no exercise of renewal options or termination rights:

                                                             Partnerships
Year of         Number of                    Annualized        Share of        Percentage of      Percentage of
Lease            Leases       Square         Gross Base       Annualized       Total Square     Total Annualized
Expiration      Expiring    Feet Expiring     Rent(1)      Gross Base Rent(1)  Feet Expiring        Base Rent
-----------------------------------------------------------------------------------------------------------------
1998              1            5,735            79,647            49,671           2.1%                2.1%
1999              2           26,855           584,286           364,386           9.8%               15.0%
2000              5            8,898           141,169            88,039           3.2%                3.6%
2001              0                -                 -                 -             -                   -
2002              1            1,080            16,692             7,762           0.4%                0.4%
2003(2)           3          141,732         1,802,112         1,010,048          51.7%               46.3%
2004              3            8,764           210,790           110,909           3.2%                5.4%
2005              0                -                 -                 -             -                   -
2006(3)           2           80,969         1,059,373           200,915          29.6%               27.2%
2007              0                -                 -                 -             -                   -
-----------------------------------------------------------------------------------------------------------------
                 17          274,033         3,894,069         1,831,730         100.0%              100.0%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2) Expiration of IBM with 68,100 square feet at the Jacksonville Property and of Hartford Accident and Indemnity Company at the Hartford Building with 71,000 square feet.

(3)  Expiration of Marathon with 76,000 square feet at the Marathon Property.


The following describes the properties in which the Partnership owns an interest as of December 31, 1997:

FUND IV - FUND V JOINT VENTURE
------------------------------

On April 14, 1992, the Partnership and Wells Real Estate Fund IV, L.P. ("Wells Fund IV"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund IV and Fund V Associates (the "Fund IV - Fund V Joint Venture"). The investment objectives of Wells Fund IV are substantially identical to those of the Partnership. As of December 31, 1997, the Partnership had contributed approximately $7,873,381, and Wells Fund IV had contributed approximately $4,736,173 to the Fund IV -Fund V Joint Venture. The Partnership holds an approximate 62% equity interest, and Wells Fund IV holds an approximate 38% equity interest in the Fund IV - Fund V Joint Venture. The Partnership owns interests in the following two properties through the Fund IV - Fund V Joint
Venture:

The Jacksonville Project
------------------------

On June 8, 1992, the Fund IV-Fund V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida at a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet (the "Jacksonville Project"). As of December 31, 1997, the Partnership contributed $4,961,709, and Wells Fund IV contributed $3,439,947 to the Fund IV-Fund V Joint Venture to fund the acquisition and development of the Jacksonville Project.

The Jacksonville Project is leased primarily by International Business Machines Corporation ("IBM"), a computer sales and service corporation, and Customized Transportation, Inc. ("CTI"), a division of CSX Railroad, a transportation corporation.

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

The occupancy rates for the Jacksonville Project at year end were 100% in 1997, 1996, 1995 and 1994, and 85% in 1993, the first year of occupancy. The average effective annual rental per square foot at the Jacksonville Project was $16.71 for 1997, 1996 and 1995, $16.39 for 1994 and $14.19 for 1993.

The Medical Center Project
--------------------------

On September 14, 1992, the Fund IV-Fund V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the "Medical Center Project"). As of December 31, 1997, the Partnership had contributed $2,911,672, and Wells Fund IV had contributed $1,296,226 to the Fund IV - Fund V Joint Venture for the acquisition and development of the Medical Center Project. It is currently anticipated that an additional approximately $126,000 will be required for the completion of the Medical Center Project. The Partnership has reserved $105,000 for this purpose, with any excess cost required to be funded out operating cash flow. It is anticipated that, following such additional contribution of funds by the Partnership, the Partnership will hold approximately 63% equity interest in the Fund IV - Fund V Joint Venture and that Wells Fund IV will hold an approximately 37% equity interest.

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

The occupancy rate for Medical Center Project at year end was 81% in 1997, 67% in 1996 and 1995, 58% in 1994 and 69% in 1993, the first year of occupancy. The average effective annual rental per square foot at the Medical Center Project was $10.93 for 1997, $11.83 for 1996, $10.43 for 1995, $7.59 for 1994 and $11.25
for 1993.


FUND V - FUND VI JOINT VENTURE
------------------------------

On December 27, 1993, The Partnership and Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund V and Fund VI Associates (the "Fund V - Fund VI Joint Venture"). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. As of December 31, 1997, the Partnership had contributed approximately $4,544,601, and Wells Fund VI had contributed approximately $5,311,505 to the Fund V - Fund VI Joint Venture. The Partnership currently holds an approximately 47% equity interest, and Wells Fund VI holds an approximately 53% equity interest in the Fund V - Fund VI Joint Venture. It is anticipated that Wells Fund VI will fund an additional $60,000 toward the completion of the Stockbridge Village II Project, at which time, it is anticipated that the Partnership will hold an approximate 46% equity interest in the Fund V - Fund VI Joint Venture. The Partnership owns interests in the following two properties through the Fund V - Fund VI Joint Venture:


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

The occupancy rate for the Hartford Building at year end was 100% for the years ended December 31, 1997, 1996, 1995 and 1994. The average effective annual rental per square foot at the Hartford Building was $10.11 for 1997, 1996, 1995 and 1994, the first year of ownership.

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

Glenn's Open Pit Bar-B-Que leased 4,303 square feet of the second retail building for a six year term beginning July 1, 1995 and vacated in April, 1997, owing substantial rent. The receivable from Glenn's has been collected in December, 1997.

The total cost to complete Stockbridge Village II is currently anticipated to be approximately $2,974,000. As of December 31, 1997, the Partnership contributed $1,035,804 and Wells Fund VI had contributed $1,878,798 to the Fund V - Fund VI Joint Venture for the acquisition and development of Stockbridge Village II.

As of December 31, 1997, the Partnership's equity interest in the Fund V -Fund VI Joint Venture was approximately 47%. Although the ultimate percentage of ownership has not yet been finalized, as set forth above, it is currently anticipated that the remaining cost of approximately $60,000 to complete the project will be contributed by Wells Fund VI, in which event, upon completion of the building funding, the Partnership will own an approximately 46% equity interest in the Fund V - Fund VI Joint Venture.

The occupancy rate for the Stockbridge Village II Project at year end was 72% for 1997 and 61% for the years ended December 31, 1996 and 1995. The average effective annual rental per square foot at the Stockbridge Village II is $14.88 for 1997, $12.43 for 1996 and $10.41 for 1995, the first year of occupancy.

FUND V - VI - VII JOINT VENTURE
-------------------------------

On September 8, 1994, the Partnership, Wells Fund VI and Wells Real Estate Fund VII, L. P. ("Wells Fund VII"), Georgia public limited partnerships affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund V, Fund VI, and Fund VII Associates (the "Fund V-VI-VII Joint Venture"). The Partnership holds an approximate 16% equity interest in the following property through the Fund V-VI-VII Joint Venture:

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

The occupancy rate for the Marathon Building at year end was 100% for 1997, 1996, 1995, and the last three and a half months of 1994. The average effective annual rental per square foot in the Marathon Building was $12.74 for 1997, $12.78 for 1996, 1995 and 1994, the first year of ownership.


ITEM 3. LEGAL PROCEEDINGS.
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1997.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

As of February 28, 1998, the Partnership had 1,551,416 outstanding Class A Units held by a total of 1,598 Limited Partners and 149,186 outstanding Class B Units held by a total of 77 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership, as of December 31, 1997, to be $11.56 per unit based on market conditions existing in early December, 1997. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation or any distinction between different Classes of Partnership Units.

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

                                               Per Class A Unit
                                             ---------------------
     Distributions For   Total Cash          Investment  Return of
     Quarter Ended       Distribution          Income     Capital
----------------------------------------------------------------------
     March 31, 1996        $255,698             $0.17      $0.00
     June 30, 1996         $238,363             $0.15      $0.00
     Sept. 30, 1996        $265,182             $0.17      $0.00
     Dec. 31, 1996         $246,996             $0.16      $0.00
     March 31, 1997        $262,966             $0.17      $0.00
     June 30, 1997         $272,997             $0.17      $0.00
     Sept. 30, 1997        $277,959             $0.18      $0.00
     Dec. 31, 1997         $288,503             $0.08      $0.11

The fourth quarter distribution was accrued for accounting purposes in 1997, and was not actually paid to the limited partners holding Class A units until February 1998. Even though there is no guarantee, the General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 1998 at a level at least comparable with 1997 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The Partnership commenced the offering on March 6, 1992, but did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on April 27, 1992.

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1993, 1994, 1995, 1996 and 1997.

                                                    1997          1996          1995          1994         1993
                                                 -----------   -----------   -----------  -----------  -----------
Total assets                                     $13,586,464   $14,092,081   $14,597,710  $14,875,082  $15,016,459
Total revenues                                       633,247       590,839       764,624      656,958      458,213
Net income                                           559,801       505,650       689,639      561,721      354,999
Net income/(loss) allocated to General Partners            -             -             -       (1,051)         732
Net income allocated to Class A Limited Partners     559,801     1,095,296     1,124,203      879,232      442,135
Net loss allocated to Class B Limited Partners             0      (589,646)     (434,564)    (316,460)     (87,868)
Net income per weighted average (1) Class A
  Limited Partner Unit                                   .36           .71           .73          .58          .29
Net loss per weighted average (1) Class B
  Limited Partner Unit                                     0         (3.78)        (2.72)       (1.78)        (.54)
Cash Distributions per weighted average (1)
Class A Limited Partner Unit:
Investment Income                                        .60           .65           .66          .51          .19
Return of Capital                                        .11           .00           .00          .00          .00

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------
General

Gross revenues of the Partnership were $633,247 for the year ended December 31, 1997, as compared to $590,839 for the year ended December 31, 1996 and $764,624 for the year ended December 31, 1995. Interest income decreased from 1995 to 1996 and from 1996 to 1997 due to a greater amount of investor funds invested in interest bearing accounts in 1995 than in 1996 and 1997. Gross revenues and net income decreased for the year 1996 as compared to 1995 due primarily to increased depreciation expenses which resulted in decreased equity in income of joint ventures. Depreciation expense of the joint ventures increased from 1995 as compared to 1996 and 1997 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years which became effective in the fourth quarter of 1995. For further discussion of depreciation expense, please refer to the notes to the accompanying financial statements. Gross revenues and net income increased for the year 1997, as compared to 1996, due primarily to increased equity in income from the joint ventures.

Expenses of the Partnership decreased to $73,446 for the year ended December 31, 1997 from $85,189 for the year ended December 31, 1996 and $74,985 for the year ended December 31, 1995, due primarily to fluctuations in legal and accounting costs and a decrease in partnership administration expenses.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.71 per Class A Unit for the year ended December 31, 1997, $.65 per Class A Unit for the year ended December 31, 1996 and $.66 for the year ended December 31, 1995. No cash distributions of investment income were made to the Limited Partners holding Class B Units. Distributions accrued for the fourth quarter of 1997 were paid in February, 1998.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective January 1, 1995. The impact of the adoption of SFAS No. 121 was not material to the financial statements of the joint ventures.

PROPERTY OPERATIONS
-------------------

As of December 31, 1997, the Partnership's ownership interest in Fund IV-Fund V Joint Venture was 62.4%, in Fund V-Fund VI Joint Venture 46.5% and in Fund V-VI-VII Joint Venture 16.5%.

As of December 31, 1997, the Partnership owned interests through interests in joint ventures in the following operational properties:


THE JACKSONVILLE PROJECT/FUND IV-FUND V JOINT VENTURE
-----------------------------------------------------

                                            For the Year Ended December 31
                                        ------------------------------------
                                           1997          1996        1995
                                        ----------    ----------  ----------
Revenues:
  Rental income                         $1,464,097    $1,463,969  $1,463,821

Expenses
  Depreciation                             318,100       317,252     220,705
  Management & leasing expenses            184,623       183,652     175,888
  Other operating expenses                 431,278       480,241     517,916
                                        ----------    ----------  ----------
                                           934,001       981,145     914,509
                                        ----------    ----------  ----------
Net income                              $  530,096    $  482,824  $  549,312
                                        ==========    ==========  ==========

Occupied %                                     100%          100%        100%

Partnership's Ownership % in the
  Fund IV-Fund V Joint Venture                62.4%         61.9%       61.9%

Cash Distribution to the Partnership      $503,015      $459,672    $469,403

Net Income Allocated to the
  Partnership                             $329,540      $298,749    $339,039

Rental income remained relatively stable in 1997 as compared to 1996 and 1995. Expenses decreased in 1997 as compared to 1996 due primarily to savings in various building operating expenses. Expenses increased due primarily to depreciation increases in 1997 and 1996 over 1995 due to the change in the estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Cash distributions increased in 1997 as compared to 1996 due primarily to an increase in the Partnership's ownership interest in the project and savings in building operating expenses. Cash fundings to the Joint Venture for construction were contributed by the Partnership which increased the Partnership's ownership interest and decreased Wells Fund IV's ownership interest in the Fund IV-Fund V Joint Venture accordingly. Net income increased in 1997, as compared to 1996 and 1995 levels, due primarily to savings in operating expenses offset by the change in depreciation method as discussed above.

The Jacksonville Project incurred property taxes of $180,405 for 1997, $172,732 for 1996 and $149,856 for 1995.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

THE MEDICAL CENTER PROJECT/FUND IV-FUND V JOINT VENTURE
-------------------------------------------------------

                                            For the Year Ended December 31
                                        ------------------------------------
                                           1997          1996        1995
                                        ----------    ----------  ----------
Revenues:
  Rental income                         $  387,453    $  419,387  $  369,741
  Interest income                            9,193        12,884      12,974
                                        ----------    ----------  ----------
                                           396,646       432,271     382,715
                                        ----------    ----------  ----------

Expenses
  Depreciation                             166,939       159,523     114,645
  Management & leasing expenses             55,591        54,242      49,638
  Other operating expenses                 187,339       219,120     155,878
                                        ----------    ----------  ----------
                                           409,869       432,885     320,161
                                        ----------    ----------  ----------
Net (loss) income                       $  (13,223)   $     (614) $   62,554
                                        ==========    ==========  ==========

Occupied %                                      81%           67%         67%

Partnership's Ownership % in the
  Fund IV-Fund V Joint Venture                62.4%         61.9%       61.9%

Cash Distribution to the Partnership      $121,661      $109,464    $ 96,590

Net Income Allocated to the
  Partnership                             $ (8,247)     $   (380)   $ 38,630

Rental income increased in 1996 over 1995 levels due to increased lease up at the Medical Center Project but decreased in 1997, due to a prior year straight line rent adjustment. Occupancy increased to 81% in 1997, as compared to 67% (on both buildings) in 1996 and 1995. Expenses decreased in 1997, as compared to 1996, due primarily to decreased operating expenses and decreased bad debt write off. Expenses increased in 1996 over 1995 levels due primarily to the lease up of the buildings and a bad debt write off in 1996. Depreciation increased in 1997 and 1996 due to the change in the estimated useful lives of building and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions."

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

The Medical Center Project incurred property taxes of $35,691 for 1997, $37,898 for 1996 and $43,303 for 1995.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additions information on tenants, etc. refer to Item 2, Properties, Page 3.


THE HARTFORD BUILDING - FUND V - FUND VI JOINT VENTURE
------------------------------------------------------

                                                  For the Year Ended December 31
                                      ------------------------------------------------
                                            1997              1996             1995
                                      -------------  ----------------  ---------------
Revenues:
Rental income                             $717,499          $717,499         $717,499
                                          --------          --------         --------

Expenses
  Depreciation                             292,030           292,031          199,551
  Management & leasing expenses             30,189            28,700           28,700
  Other operating expenses                  (9,982)           13,948           21,182
                                          --------          --------         --------
                                           312,237           334,679          249,433
                                          --------          --------         --------

Net income                                $405,262          $382,820         $468,066
                                          ========          ========         ========

Occupied %                                     100%              100%             100%

Partnership's Ownership % in the
 Fund V-Fund VI Joint Venture                 46.5%             47.5%            47.6%

Cash Distribution to the Partnership      $329,507          $323,753         $327,595

Net Income Allocated to the
  Partnership                             $189,813          $181,919         $227,788

Net income increased and expenses decreased in 1997, as compared to 1996, due primarily to an insurance reimbursement from the tenant for prior year's expenses. Net income decreased and expenses increased in 1996 over 1995 due primarily to increased depreciation expenses as a result of the change in estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General " section of "Results of Operations and Changes in Financial Conditions".

The Partnership's ownership in the Fund V-Fund VI Joint Venture decreased from 47.6% in 1995, to 47.5% in 1996 and to 46.5% in 1997 due to additional fundings by Wells Fund VI, which increased Wells Fund VI's ownership interest and decreased the Partnership's ownership interest in the Fund V- Fund VI Joint Venture.

Cash distributions remained stable from 1997 as compared to 1996 and 1995. Net income allocated to the Partnership decreased in 1996 as compared to 1995 due to increased depreciation expenses and decreased ownership in the Fund V-Fund VI Joint Venture as discussed above but increased in 1997 as compared to 1996, due to the insurance reimbursement discussed above.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3. For more detailed financial information regarding the historical operations of the Hartford Building, refer to the Financial Statements, as of December 31, 1997, 1996, 1995, regarding The Hartford Building commencing at page F-27 of this Annual Report on Form 10-K.





                  [Remainder of page left intentionally blank]
                  --------------------------------------------

STOCKBRIDGE VILLAGE II - FUND V - FUND VI JOINT VENTURE
-------------------------------------------------------

                                                       For the Year Ended December 31
                                           ----------------------------------------------
                                              1997              1996             1995
                                           -----------      -----------      -------------
Revenues:
Rental income                               $235,508          $196,629         $166,033
                                            --------          --------         --------

Expenses
  Depreciation                                96,357            79,239           43,588
  Management & leasing expenses               35,423            19,786           16,136
  Other operating expenses                    62,725            90,216           43,099
                                            --------          --------         --------
                                             194,505           189,241          102,823
                                            --------          --------         --------

Net income                                  $ 41,003          $  7,388         $ 63,210
                                            ========          ========         ========

Occupied %                                        72%               61%              61%

Partnership's Ownership % in the
 Fund V-Fund VI Joint Venture                   46.5%             47.5%            47.6%

Cash Distribution to the Partnership        $ 60,871          $ 37,193         $ 35,490

Net Income Allocated to the
  Partnership                               $ 18,970          $  3,519         $ 30,555


The Stockbridge Village II Project, consists of two retail buildings which contain a total of approximately 15,950 square feet. The first building containing 5,400 square feet was completed in November, 1994 and occupied by Apple Restaurants, Inc. in December, 1994, resulting in 100% occupancy as of December 31, 1994. The second building containing 10,550 square feet opened in June, 1995. Glenn's Open Pit Bar-B-Que leased 4,303 square feet beginning in July, 1995. 6,049 additional square feet have been leased in the second building in 1997. Glenn's has vacated its space in April, 1997 owing substantial rent. The related receivable was collected in December, 1997.

Rental income and management and leasing expenses are greater in 1997, as compared to 1996 and 1995, due to the increased lease up of the project. Operating expenses for 1997, have decreased from 1996 levels due primarily to a bad debt recovery in 1997, on the Glenn's space. In 1997, 1996 and 1995, there were increases in depreciation expense due to increased new tenant occupancy and the change in estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture decreased to 46.5% in 1997 from 47.5% for 1996 and 47.6% in 1995 due to additional investments by Wells Fund VI which increased Wells Fund VI's ownership interest and decreased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

The Stockbridge Village II Project incurred property taxes of $25,491 for 1997, $22,835 for 1996, and $19,924 for 1995.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

THE MARATHON BUILDING/FUND V-VI-VII JOINT VENTURE
-------------------------------------------------

                                                   For the Year Ended December 31
                                             ----------------------------------------
                                               1997           1996            1995
                                             ---------      ---------      ----------
Revenues:
Rental income                                $968,219        $971,017       $971,017

Expenses
  Depreciation                                350,585         350,585        243,428
  Management & leasing expenses                39,671          38,841         38,841
  Other operating expenses                     11,905          14,636         25,557
                                             --------        --------       --------
                                              402,161         404,062        307,826
                                             --------        --------       --------

Net income                                   $566,058        $566,955       $663,191
                                             ========        ========       ========

Occupied %                                        100%            100%           100%

Partnership's Ownership % in the
 Fund V-VI-VII Joint Venture                     16.5%           16.5%          16.5%

Cash Distribution to the Partnership         $152,896        $141,385       $139,588

Net Income Allocated to the
  Partnership                                $ 93,173        $ 93,321       $109,161

Rental income remained relatively stable in 1997, 1996 and 1995. Net income was lower in 1997 and 1996, than in 1995, due primarily to increases in depreciation expenses as a result of the change in estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

The Partnership has an equity interest of 16.5% in the Marathon Property through its ownership in the Fund V-VI-VII Joint Venture.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

LIQUIDITY AND CAPITAL RESERVES
------------------------------

During its offering, which terminated on March 3, 1993, the Partnership raised a total $17,006,020 in capital through the sale of 1,700,602 units. No additional units will be sold by the Partnership. As of December 31, 1997, the Partnership incurred $3,145,281 in commission fees, acquisition fees, organization and offering costs; invested $13,755,487 in properties; reserved $105,251 as working capital reserves. No funds have been reserved by the Partnership for investment in the Fund V - Fund VI Stockbridge Village II Project.

Pursuant to the terms of the Partnership Agreement, the Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses required to operate the Partnership for a six-month period not the be reduced below 1% of Limited Partners' capital contributions. As set forth above, in order to fund tenant improvements of approximately $65,000, the General Partners have used a portion of the Partnership's working capital reserves to reduce the balance below this minimum amount, rather than funding out of operating cash flow, which would have the effect of reducing cash flow distributions to Limited Partners. It is anticipated that future rental revenues associated with the Medical Center Project will be allocated to restore the Partnership's minimum working capital reserve levels over time in the future.

The Partnership's net cash used in operating activities decreased from $46,235 for the year ended December 31, 1995 to $65,728 for the year ended December 31, 1996 to $66,556 for the year ended December 31, 1997 primarily due to decreases in interest income in 1996 and 1997 and decreases in accounts payable. Net cash provided by investing activities flucuated from $787,404 in 1995 to $1,072,610 in 1996 and $966,869 in 1997, primarily due to changes in investments in joint ventures and increases in distributions received from joint ventures.

The Partnership's distributions paid and payable through the fourth quarter of 1997 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

INFLATION
---------

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the

Partnership from the impact of inflation, most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

The General Partners have verified that all operational computer systems are year 2000 compliant. This includes systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year 2000. Therefore, it is not anticipated that the year 2000 will have significant impact on operations.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1997.


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


     Leo F. Wells, III.  Mr. Wells is a resident of Atlanta, Georgia, is 54
     -----------------
years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
----------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1997.


                            CASH COMPENSATION TABLE

          (A)                  (B)                           (C)
Name of individual or   Capacities in which served
number in group         -Form of Compensation              Cash Compensation
---------------         ---------------------             ------------------

Wells Management        Property Manager-                       $111,690 (1)
Company, Inc.           Management and Leasing
                        Fees


(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1997 but not actually paid until January, 1998.

                                       17

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------


No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1998.

      (1)               (2)                                     (3)                (4)
Title of Class    Name and Address of                    Amount and Nature    Percent of Class
                  Beneficial Owner                         of Beneficial
                                                            Ownership
-----------------------------------------------------------------------------------------------
Class A Units     Leo F. Wells, III                      508.82 units (IRA,        less than 1%
                                                         401(k) Plan)

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:


INTEREST IN PARTNERSHIP CASH FLOW AND NET SALE PROCEEDS.  The General Partners
-------------------------------------------------------
will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class A Units have received a return of their adjusted capital contribution plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have received no distribution from cash flow or net sales proceeds in 1997.

PROPERTY MANAGEMENT AND LEASING FEES.  Wells Management Company, Inc., an
------------------------------------
affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $111,690 in cash compensation for the year ended December 31, 1997.

REAL ESTATE COMMISSIONS.  In connection with the sale of Partnership properties,
-----------------------
the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1997, no real estate commissions were paid to the General Partners or their affiliates.

                                    PART IV
                                    -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------



(a)1. The Financial Statements are contained on pages F-2 through F-34 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. Financial Statement Schedule III
      Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1997.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)   See(a)2.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 1998

                              WELLS REAL ESTATE FUND IV, L.P.
                              (Registrant)


                              By:   /s/ Leo F. Wells, III
                                    ---------------------
                                    LEO F. WELLS, III
                                    Leo F. Wells, III Individual General Partner
                                    and as President and Chief Financial Officer
                                    of Wells Capital, Inc., the  General Partner
                                    of Wells Partners, L.P.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                       Title
---------                       -----



/s/ Leo F. Wells, III
----------------------------    Individual General Partner,       March 17, 1998
LEO F. WELLS, III               President and Sole Director
                                of Wells Capital, Inc., the
                                General Partner of Wells
                                Partners, L.P.



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

     No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                       INDEX TO THE FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                         PAGE
--------------------                                         ----

Independent Auditors' Reports                                F-2

Balance Sheets as of December 31, 1997 and 1996              F-3

Statements of Income for the Years Ended
   December 31, 1997, 1996 and 1995                          F-4

Statements of Partners' Capital for the Years Ended
   December 31, 1997, 1996 and 1995                          F-5

Statements of Cash Flows for the Years Ended
   December 31, 1997, 1996, 1995                             F-6

Notes to Financial Statements for December 31, 1997
   1996 and 1995                                             F-7

Audited Financial Statements - The Hartford Building         F-27

               [LETTERHEAD OF ARTHUR ANDERSEN LLP APPEARS HERE]


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Wells Real Estate Fund V, L.P.:

We have audited the accompanying balance sheets of Wells Real Estate Fund V, L.P. (a Georgia public limited partnership) as of December 31, 1997 and 1996 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund V, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 9, 1998

                        WELLS REAL ESTATE FUND V, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                BALANCE SHEETS

                          DECEMBER 31, 1997 AND 1996



                                    ASSETS

                                                        1997         1996
                                                    -----------   -----------
INVESTMENT IN JOINT VENTURES                        $13,189,076   $13,573,803

CASH AND CASH EQUIVALENTS                                91,678       252,283

DUE FROM AFFILIATES                                     305,710       258,760

DEFERRED PROJECT COSTS                                        0         5,843

ORGANIZATION COSTS                                            0         1,042

OTHER ASSETS                                                  0           350
                                                    -----------   -----------
        TOTAL ASSETS                                $13,586,464   $14,092,081
                                                    ===========   ===========


                      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses             $         0   $     4,500
  Partnership distributions payable                     288,518       247,011
                                                    -----------   -----------
        Total liabilities                               288,518       251,511
                                                    -----------   -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Limited partners:
     Class A                                         13,297,946    13,840,570
     Class B                                                  0             0
                                                    -----------   -----------
        Total partners' capital                      13,297,946    13,840,570
                                                    -----------   -----------
        Total liabilities and partners' capital     $13,586,464   $14,092,081
                                                    ===========   ===========


     The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                               1997        1996         1995
                                             --------   ----------   ----------
REVENUES:
  Equity in income of joint ventures         $623,249   $  577,128   $  745,173
  Interest income                               9,998       13,711       19,451
                                             --------   ----------   ----------
                                              633,247      590,839      764,624
                                             --------   ----------   ----------
EXPENSES:
  Partnership administration                   42,496       50,578       49,029
  Legal and accounting                         20,937       23,719       14,138
  Amortization of organization costs            1,042        6,250        6,250
  Computer costs                                8,971        4,642        5,568
                                             --------   ----------   ----------
                                               73,446       85,189       74,985
                                             --------   ----------   ----------
NET INCOME                                   $559,801   $  505,650   $  689,639
                                             ========   ==========   ==========

NET INCOME ALLOCATED TO CLASS A
  LIMITED PARTNERS                           $559,801   $1,095,296   $1,124,203
                                             ========   ==========   ==========

NET LOSS ALLOCATED TO CLASS B
  LIMITED PARTNERS                           $      0   $ (589,646)  $ (434,564)
                                             ========   ==========   ==========

NET INCOME PER WEIGHTED AVERAGE
  CLASS A LIMITED PARTNER UNIT               $   0.36   $     0.71   $     0.73
                                             ========   ==========   ==========
NET LOSS PER WEIGHTED AVERAGE
  CLASS B LIMITED PARTNER UNIT               $   0.00   $    (3.78)  $    (2.72)
                                              ========  ==========   ==========

CASH DISTRIBUTION PER WEIGHTED
  AVERAGE CLASS A LIMITED PARTNER
  UNIT                                       $   0.71   $     0.65   $     0.66
                                             ========   ==========   ==========


       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                 LIMITED PARTNERS
                                 -----------------------------------------------
                                         CLASS A                CLASS B              TOTAL
                                 -----------------------------------------------    PARTNERS'
                                   UNITS        AMOUNT      UNITS      AMOUNT        CAPITAL
                                 ---------   -----------   -------   ----------   -----------
BALANCE, DECEMBER 31, 1994       1,524,814   $13,555,990   175,788   $1,114,912   $14,670,902

  Net income (loss)                      0     1,124,203         0     (434,564)      689,639
  Partnership distributions              0    (1,019,382)        0            0    (1,019,382)
  Class B conversion elections      16,203        75,370   (16,203)     (75,370)            0
                                 ---------   -----------   -------   ----------   -----------
BALANCE, DECEMBER 31, 1995       1,541,017    13,736,181   159,585       604,978   14,341,159

  Net income (loss)                      0     1,095,296         0      (589,646)     505,650
  Partnership distributions              0    (1,006,239)        0             0   (1,006,239)
  Class B conversion elections       5,399        15,332    (5,399)      (15,332)           0
                                 ---------   -----------   -------    ----------  -----------
BALANCE, December 31, 1996       1,546,416    13,840,570   154,186             0   13,840,570

  Net income                             0       559,801         0             0      559,801
  Partnership distributions              0    (1,102,425)        0             0   (1,102,425)
  Class B conversion elections       5,000             0    (5,000)            0            0
                                 ---------   -----------   -------    ----------  -----------
BALANCE, December 31, 1997       1,551,416   $13,297,946   149,186    $        0  $13,297,946
                                 =========   ===========   =======    ==========  ===========


       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                            1997           1996           1995
                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $   559,801    $   505,650    $   689,639
                                                        -----------    -----------    -----------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Equity in income of joint ventures                   (623,249)      (577,128)      (745,173)
      Amortization of organization costs                      1,042          6,250          6,250
      Changes in assets and liabilities:
        Other assets                                            350              0          1,049
        Accounts payable and accrued expenses                (4,500)          (500)         2,000
                                                        -----------    -----------    -----------
          Total adjustments                                (626,357)      (571,378)      (735,874)
                                                        -----------    -----------    -----------
          Net cash used in operating activities             (66,556)       (65,728)       (46,235)
                                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint ventures                             (154,131)          (225)      (233,501)
  Distributions received from joint ventures              1,121,000      1,072,835      1,020,905
                                                        -----------    -----------    -----------
          Net cash provided by investing
            activities                                      966,869      1,072,610        787,404
                                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners from accumulated
    earnings                                             (1,060,918)    (1,010,779)      (969,011)
                                                        -----------    -----------    -----------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                              (160,605)        (3,897)      (227,842)
CASH AND CASH EQUIVALENTS, beginning of
  year                                                      252,283        256,180        484,022
                                                        -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                  $    91,678    $   252,283    $   256,180
                                                        ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING ACTIVITIES:
    Deferred project costs applied to joint venture
      properties                                        $     5,843    $         0    $    15,953
                                                        ===========    ===========    ===========


       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996, AND 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ORGANIZATION AND BUSINESS

Wells Real Estate Fund V, L.P. (the "Partnership") is a public limited partnership organized on October 25, 1990 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Class B limited partners shall have a one-time right to elect to have all of their units treated as Class A units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners.
Each limited partnership unit has equal voting rights, regardless of class.

The Partnership was formed to acquire and operate commercial real properties, including properties which are to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate Funds: (i) the Jacksonville IBM Building, a four-story office building located in Jacksonville, Florida,
(ii) the Medical Center Project, two substantially identical two-story buildings located in Clayton County, Georgia, (iii) the Stockbridge Village II property, two retail buildings located in Clayton County, Georgia, (iv) the Hartford Building, a four-story office building located in Southington, Connecticut, and
(v) the Marathon Building, a three-story office building located in Appleton, Wisconsin.

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

The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

INCOME TAXES

The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

DISTRIBUTION OF NET CASH FROM OPERATIONS

Cash available for distribution, as defined by the partnership agreement, is distributed to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A units until they have received a 10% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then paid first to the general partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No distributions will be made to the limited partners holding Class B units.

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

        . To limited partners holding Class B units on a per unit basis until they receive a cumulative 15% per annum return on their adjusted capital contributions, as defined

        . To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

        . To all the general partners until they have received 100% of their capital contribution, as defined

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

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121 effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the Partnership or its affiliated joint ventures.

Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1997.

Depreciation for buildings and improvements is calculated using the straight-line method over the useful lives of the real estate assets. Effective October 1, 1995, the joint ventures revised their estimate of the useful lives of buildings and improvements from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership, through its ownership interest in joint ventures, of increasing depreciation expense approximately $48,889 in the fourth quarter of 1995 and $204,394 and $211,900 in the years ended December 31, 1996 and 1997, respectively.

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

PER UNIT DATA

Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1997, 1996, and 1995 is computed based on the weighted average number of units outstanding during the period.

RECLASSIFICATIONS

Certain prior year items have been reclassified to conform with the current year financial statement presentation.

2.  DEFERRED PROJECT COSTS

The Partnership pays a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 6% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 1997 were $935,331 and amounted to 5.5% of the limited partner contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint ventures. All deferred project costs were applied to properties at December 31, 1997.

3.  RELATED-PARTY TRANSACTIONS

Due from affiliates at December 31, 1997 and 1996 represents the Partnership's share of cash to be distributed for the fourth quarters of 1997 and 1996, as follows:

                                                1997         1996
                                              --------     --------
        Fund IV and V Associates              $144,088     $134,054
        Fund V and VI Associates               123,561       89,458
        Fund V, VI, and VII Associates          38,061       35,248
                                              --------     --------
                                              $305,710     $258,760
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

The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $111,690, $174,834, and $167,711 for the years ended December 31, 1997, 1996, and 1995, respectively, which were paid to Wells Management.

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

4.  INVESTMENT IN JOINT VENTURES

The Partnership's investment and percentage ownership in joint ventures at December 31, 1997 and 1996 are summarized as follows:

                                            1997                 1996
                                  --------------------- ---------------------
                                    AMOUNT      PERCENT   AMOUNT      PERCENT
                                  -----------   ------- -----------   -------
Fund IV and V Associates          $ 7,562,885     62%   $ 7,706,294     62%
Fund V and VI Associates            4,342,324     47      4,523,919     47
Fund V, VI, and VII Associates      1,283,867     16      1,343,590     16
                                  -----------           -----------
                                  $13,189,076           $13,573,803
                                  ===========           ===========

The following is a rollforward of the Partnership's investment in the joint ventures for the years ended December 31, 1997 and 1996:

                                                      1997             1996
                                                   -----------     -----------
Investment in joint ventures, beginning of year    $13,573,803     $14,067,917
Equity in income of joint ventures                     623,249         577,128
Contributions to joint ventures                        159,974             225
Distributions from joint ventures                   (1,167,950)     (1,071,467)
                                                   -----------     -----------
Investment in joint ventures, end of year          $13,189,076     $13,573,803
                                                   ===========     ===========

FUND IV AND V ASSOCIATES

On April 14, 1992, the Partnership entered into a joint venture agreement with Wells Real Estate Fund IV, L.P. The joint venture, Fund IV and V Associates, was formed for the purpose of investing in commercial real properties. During 1992, Fund IV and V Associates purchased a parcel of land on which the Medical Center Project was developed. During 1992, the joint venture also purchased a second parcel of land in Jacksonville, Florida, on which the Jacksonville IBM Building was developed.

Following are the financial statements of Fund IV and V Associates:

                           FUND IV AND V ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996

                                    ASSETS
                                                                   1997           1996
                                                               -----------    -----------
Real estate assets, at cost:
  Land                                                         $ 2,011,534    $ 2,011,534
  Building and improvements, less accumulated
    depreciation of $1,687,871 in 1997 and $1,202,831 in
    1996                                                         9,732,690     10,043,021
  Construction in progress                                             484          7,301
                                                               -----------    -----------
          Total real estate assets                              11,744,708     12,061,856
Cash and cash equivalents                                          214,922        229,828
Accounts receivable                                                306,264        297,475
Prepaid expenses and other assets                                  126,963        127,576
                                                               -----------    -----------
          Total assets                                         $12,392,857    $12,716,735
                                                               ===========    ===========

                    LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable                                             $    44,374    $    40,012
  Partnership distributions payable                                191,134        191,653
  Due to affiliates                                                 30,408         30,500
                                                               -----------    -----------
          Total liabilities                                        265,916        262,165
                                                               -----------    -----------
Partners' capital:
  Wells Real Estate Fund IV                                      4,564,056      4,748,276
  Wells Real Estate Fund V                                       7,562,885      7,706,294
                                                               -----------    -----------
          Total partners' capital                               12,126,941     12,454,570
                                                               -----------    -----------
          Total liabilities and partners' capital              $12,392,857    $12,716,735
                                                               ===========    ===========

                           FUND IV AND V ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                            1997           1996         1995
                                                         -----------   -----------   -----------
Revenues:
  Rental income                                           $1,851,550    $1,883,356    $1,833,562
  Interest income                                              9,193        12,884        12,974
  Other income                                                   355            98           360
                                                         -----------   -----------   -----------
                                                           1,861,098     1,896,338     1,846,896
                                                         -----------   -----------   -----------
Expenses:
  Operating costs                                            559,646       650,174       613,968
  Depreciation                                               485,039       476,775       335,350
  Management and leasing fees                                126,139       121,694       115,029
  Lease acquisition costs                                    114,075       116,200       114,112
  Property administration                                     45,083        39,894        46,662
  Legal and accounting                                        14,243         9,391         9,909
                                                         -----------   -----------   -----------
                                                           1,344,225     1,414,128     1,235,030
                                                         -----------   -----------   -----------
Net income                                               $   516,873   $   482,210   $   611,866
                                                         ===========   ===========   ===========
Net income allocated to Wells Real Estate Fund IV        $   195,580   $   183,841   $   234,197
                                                         ===========   ===========   ===========
Net income allocated to Wells Real Estate Fund V         $   321,293   $   298,369   $   377,669
                                                         ===========   ===========   ===========

                           FUND IV AND V ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                        WELLS REAL   WELLS REAL      TOTAL
                                         ESTATE        ESTATE      PARTNERS'
                                         FUND IV       FUND V       CAPITAL
                                        ----------   ----------   -----------

Balance, December 31,1994               $5,017,183   $7,915,706   $12,932,889
  Net income                               234,197      377,669       611,866
  Partnership contributions                 14,550      249,454       264,004
  Partnership distributions               (350,819)    (565,993)     (916,812)
                                        ----------   ----------   -----------
Balance, December 31, 1995               4,915,111    7,976,836    12,891,947
  Net income                               183,841      298,369       482,210
  Partnership contributions                      0          225           225
  Partnership distributions               (350,676)    (569,136)     (919,812)
                                        ----------   ----------   -----------
Balance, December 31, 1996               4,748,276    7,706,294    12,454,570
  Net income                               195,580      321,293       516,873
  Partnership contributions                      0      159,974       159,974
  Partnership distributions               (379,800)    (624,676)   (1,004,476)
                                        ----------   ----------   -----------
Balance, December 31, 1997              $4,564,056   $7,562,885   $12,126,941
                                        ==========   ==========   ===========

                           FUND IV AND V ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                             1997          1996         1995
                                                         -----------    ---------    ---------
Cash flows from operating activities:
  Net income                                               $516,873      $482,210     $611,866
                                                         -----------    ---------    ---------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                          485,039       476,775      335,350
      Changes in assets and liabilities:
        Accounts receivable                                  (8,789)      (61,965)     (31,817)
        Prepaid expenses and other assets                       613        38,029        3,956
        Accounts payable                                      4,362         7,796      (34,531)
        Due to affiliates                                       (92)        4,671        5,967
                                                         -----------    ---------    ---------
           Total adjustments                                481,133       465,306      278,925
                                                         -----------    ---------    ---------
           Net cash provided by operating
             activities                                     998,006       947,516      890,791
                                                         -----------    ---------    ---------
Cash flows from investing activities:
  Decrease in construction payables                               0             0      (28,582)
  Investment in real estate                                (167,891)      (21,601)    (206,403)
                                                         -----------    ---------    ---------
           Net cash used in investing activities           (167,891)      (21,601)    (234,985)
                                                         -----------    ---------    ---------
Cash flows from financing activities:
  Contributions from joint venture partners                 159,974           225      246,982
  Distributions to joint venture partners                (1,004,995)     (921,658)    (883,227)
                                                         -----------    ---------    ---------
           Net cash used in financing activities           (845,021)     (921,433)    (636,245)
                                                         -----------    ---------    ---------
Net (decrease) increase in cash and cash
  equivalents                                               (14,906)        4,482       19,561
Cash and cash equivalents, beginning of year                229,828       225,346      205,785
                                                         -----------    ---------    ---------
Cash and cash equivalents, end of year                   $  214,922      $229,828     $225,346
                                                         ===========    =========    =========
Supplemental disclosure of noncash investing
  activities:
    Deferred project costs applied by partners           $         0    $       0    $  17,022
                                                         ===========    =========    =========

    FUND V AND VI ASSOCIATES

    On December 27, 1993, the Partnership entered into a joint venture agreement with Wells Real Estate Fund VI, L.P. ("Fund VI"). The joint venture, Fund V and VI Associates, was formed for the purpose of investing in commercial real properties. In December 1993, the joint venture purchased a 71,000-square-foot, four-story office building known as the Hartford Building in Southington, Connecticut. On June 26, 1994, the Partnership contributed its interest in a parcel of land, the Stockbridge Village II property, to the joint venture. The Stockbridge Village II property consists of two separate restaurants and began operations during 1995.

Following are the financial statements for Fund V and VI Associates:

                           FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                                    ASSETS

                                                          1997         1996
                                                       ----------   ----------
Real estate assets, at cost:
  Land                                                 $1,622,733   $1,622,733
  Building and improvements, less accumulated
    depreciation of $1,184,725 in 1997 and
    $796,338 in 1996                                    7,590,973    7,791,513
  Construction in progress                                    493        3,217
                                                       ----------   ----------
        Total real estate assets                        9,214,199    9,417,463
Cash and cash equivalents                                 245,298      157,443
Accounts receivable                                       109,882      120,022
Prepaid expenses and other assets                          56,002       54,969
                                                       ----------   ----------
        Total assets                                   $9,625,381   $9,749,897
                                                       ==========   ==========

                    LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable                                     $   17,885   $   25,752
  Partnership distributions payable                       265,539      188,453
  Due to affiliates                                         9,657        5,537
                                                       ----------   ----------
        Total liabilities                                 293,081      219,742
                                                       ----------   ----------

Partners' capital:
  Wells Real Estate Fund V                              4,342,324    4,523,919
  Wells Real Estate Fund VI                             4,989,976    5,006,236
                                                       ----------   ----------
        Total partners' capital                         9,332,300    9,530,155
                                                       ----------   ----------
        Total liabilities and partners' capital        $9,625,381   $9,749,897
                                                       ==========   ==========

                           FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                         1997      1996       1995
                                                      --------   --------   --------
Revenues:
  Rental income                                       $953,007   $914,128   $883,532
                                                      --------   --------   --------
Expenses:
  Depreciation                                         388,387    371,270    243,139
  Operating costs, net of reimbursements                39,492     49,873     32,005
  Management and leasing fees                           46,694     38,727     38,540
  Legal and accounting                                  24,941     10,816     11,905
  Property administration                               10,425     10,655     12,752
  Lease acquisition costs                               18,918      9,759     10,417
  Computer costs                                             0      2,820      3,498
  Bad debt (recovery) expense                          (22,115)    30,000          0
                                                      --------   --------   --------
                                                       506,742    523,920    352,256
                                                      --------   --------   --------
Net income                                            $446,265   $390,208   $531,276
                                                      ========   ========   ========
Net income allocated to Wells Real Estate Fund V      $208,783   $185,438   $258,343
                                                      ========   ========   ========
Net income allocated to Wells Real Estate Fund VI     $237,482   $204,770   $272,933
                                                      ========   ========   ========

                           FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                        WELLS REAL   WELLS REAL      TOTAL
                                          ESTATE      ESTATE       PARTNERS'
                                          FUND V      FUND VI       CAPITAL
                                        ----------   ----------   ----------
Balance, December 31, 1994              $4,804,168   $4,508,043   $9,312,211
  Net income                               258,343      272,933      531,276
  Partnership contributions                      0      786,099      786,099
  Partnership distributions               (363,084)    (385,153)    (748,237)
                                        ----------   ----------   ----------
Balance, December 31, 1995               4,699,427    5,181,922    9,881,349
  Net income                               185,438      204,770      390,208
  Partnership contributions                      0       18,130       18,130
  Partnership distributions               (360,946)    (398,586)    (759,532)
                                        ----------   ----------   ----------
Balance, December 31, 1996               4,523,919    5,006,236    9,530,155
  Net income                               208,783      237,482      446,265
  Partnership contributions                      0      190,197      190,197
  Partnership distributions               (390,378)    (443,939)    (834,317)
                                        ----------   ----------   ----------
Balance, December 31, 1997              $4,342,324   $4,989,976   $9,332,300
                                        ==========   ==========   ==========

                           FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                          1997       1996       1995
                                                        --------   --------   --------
Cash flows from operating activities:
  Net income                                            $446,265   $390,208   $531,276
                                                        --------   --------   --------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                       388,387    371,270    243,139
      Changes in assets and liabilities:
        Accounts receivable                               10,140    (23,373)   (32,496)
        Prepaid expenses and other assets                 (1,033)   (13,827)   (11,442)
        Accounts payable                                  (7,867)    15,752    (46,745)
        Due to affiliates                                  4,120        799      2,348
                                                        --------   --------   --------
          Total adjustments                              393,747    350,621    154,804
                                                        --------   --------   --------
          Net cash provided by operating
            activities                                   840,012    740,829    686,080
                                                        --------   --------   --------
Cash flows from investing activities:
  Investment in real estate                             (185,123)   (10,807)  (751,481)
Cash flows from financing activities:
  Contributions from joint venture partners              190,197     18,130    786,099
  Distributions to joint venture partners               (757,231)  (774,404)  (668,748)
                                                        --------   --------   --------
          Net cash (used in) provided by
            financing activities                        (567,034)  (756,274)   117,351
                                                        --------   --------   --------
Net increase (decrease) in cash and cash equivalents      87,855    (26,252)    51,950
Cash and cash equivalents, beginning of year             157,443    183,695    131,745
                                                        --------   --------   --------
Cash and cash equivalents, end of year                  $245,298   $157,443   $183,695
                                                        ========   ========   ========

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

Following are the financial statements for fund V, VI, and VII Associates:

                        FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996

                                    ASSETS
                                                            1997         1996
                                                         ----------   ----------
Real estate assets, at cost:
  Land                                                   $  314,591   $  314,591
  Building and improvements, less accumulated
    depreciation of $1,005,614 in 1997 and
    $655,029 in 1996                                      7,362,290    7,712,875
                                                         ----------   ----------
        Total real estate assets                          7,676,881    8,027,466
                                                         ----------   ----------
Cash and cash equivalents                                   231,232      214,145
Accounts receivable                                         130,577      142,358
                                                         ----------   ----------
        Total assets                                     $8,038,690   $8,383,969
                                                         ==========   ==========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Partnership distributions payable                     $   231,232    $ 214,145
  Due to affiliates                                           6,166        5,695
                                                         ----------   ----------
        Total liabilities                                   237,398      219,840
                                                         ----------   ----------
Partners' capital:
  Wells Real Estate Fund V                                1,283,867    1,343,590
  Wells Real Estate Fund VI                               3,263,121    3,414,896
  Wells Real Estate Fund VII                              3,254,304    3,405,643
                                                         ----------   ----------
        Total partners' capital                           7,801,292    8,164,129
                                                         ----------   ----------
        Total liabilities and partners' capital          $8,038,690   $8,383,969
                                                         ==========   ==========

                        FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                        1997       1996       1995
                                                      --------   --------   --------
Revenues:
  Rental income                                       $968,219   $971,017   $971,017
                                                      --------   --------   --------
Expenses:
  Depreciation                                         350,585    350,585    243,428
  Management and leasing fees                           39,671     38,841     38,841
  Legal and accounting                                   5,690      7,331     13,715
  Property administration                                3,878      4,641      8,150
  Computer costs                                           107      1,410      1,749
  Operating costs                                        2,230      1,254      1,943
                                                      --------   --------   --------
                                                       402,161    404,062    307,826
                                                      --------   --------   --------
Net income                                            $566,058   $566,955   $663,191
                                                      ========   ========   ========
Net income allocated to Wells Real Estate Fund V      $ 93,173   $ 93,321   $109,161
                                                      ========   ========   ========
Net income allocated to Wells Real Estate Fund VI     $236,782   $237,157   $277,413
                                                      ========   ========   ========
Net income allocated to Wells Real Estate Fund VII    $236,103   $236,477   $276,617
                                                      ========   ========   ========


                        FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                     WELLS REAL       WELLS REAL         WELLS REAL            TOTAL
                                       ESTATE           ESTATE             ESTATE            PARTNERS'
                                       FUND V           FUND VI           FUND VII            CAPITAL
                                     ----------       -----------        ----------         ----------
Balance, December 31, 1994           $1,422,081        $3,614,367        $3,604,542         $8,640,990
  Net income                            109,161           277,413           276,617            663,191
  Partnership distributions            (139,588)         (354,736)         (353,719)          (848,043)
                                     ----------        ----------        ----------         ----------
Balance, December 31, 1995            1,391,654         3,537,044         3,527,440          8,456,138
  Net income                             93,321           237,157           236,477            566,955
  Partnership distributions            (141,385)         (359,305)         (358,274)          (858,964)
                                     ----------        ----------        ----------         ----------
Balance, December 31, 1996            1,343,590         3,414,896         3,405,643          8,164,129
  Net income                             93,173           236,782           236,103            566,058
  Partnership distributions            (152,896)         (388,557)         (387,442)          (928,895)
                                     ----------        ----------        ----------         ----------
Balance, December 31, 1997           $1,283,867        $3,263,121        $3,254,304         $7,801,292
                                     ==========        ==========        ==========         ==========

                        FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                 1997       1996       1995
                                               --------   --------   --------
Cash flows from operating activities:
  Net income                                   $566,058   $566,955   $663,191
                                               --------   --------   --------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                              350,585    350,585    243,428
      Changes in assets and liabilities:
        Accounts receivable                      11,781    (61,017)   (61,017)
        Accounts payable                              0          0     (3,000)
        Due to affiliates                           471      2,441      2,441
                                               --------   --------   --------
          Total adjustments                     362,837    292,009    181,852
                                               --------   --------   --------
          Net cash provided by operating
            activities                          928,895    858,964    845,043
Cash flows from financing activities:
  Distributions to joint venture partners      (911,808)  (853,946)  (835,231)
                                               --------   --------   --------
Net increase in cash and cash equivalents        17,087      5,018      9,812
Cash and cash equivalents, beginning of year    214,145    209,127    199,315
                                               --------   --------   --------
Cash and cash equivalents, end of year         $231,232   $214,145   $209,127
                                               ========   ========   ========

5.  INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

    The Partnership's income tax basis net income for the years ended December 31, 1997, 1996, and 1995 is calculated as follows:

                                                 1997       1996       1995
                                               --------   --------   --------
Financial statement net income                 $559,801   $505,650   $689,639
Increase (decrease) in net income resulting
  from:
  Depreciation expense for financial
    reporting purposes in excess of
    amounts for income tax purposes             211,900    204,394     48,889
  Expenses deductible when paid for income
    tax purposes, accrued for financial
    reporting purposes                              593      3,672      5,228
  Rental income accrued for financial
    reporting purposes in excess of
    amounts for income tax purposes              (8,808)   (46,936)   (67,389)
                                               --------   --------   --------
Income tax basis net income                    $763,486   $666,780   $676,367
                                               ========   ========   ========

     The Partnership's income tax basis partners' capital at December 31, 1997, 1996, and 1995 is computed as follows:


                                             1997         1996         1995
                                          -----------  -----------  -----------
Financial statement partners' capital     $13,297,946  $13,840,570  $14,341,159
Increase (decrease) in partners'
  capital resulting from:
    Depreciation expense for financial
      reporting purposes in excess of
      amounts for income tax purposes         465,183      253,283       48,889
    Capitalization of syndication costs
      for income tax purposes, which are
      accounted for as cost of capital
      for financial reporting purposes      2,178,700    2,178,700    2,178,700
    Accumulated rental income accrued
      for financial reporting purposes in
      excess of amounts for income tax
      purposes                               (244,518)    (235,710)    (188,766)
    Accumulated expenses deductible when
      paid for income tax purposes,
      accrued for financial reporting
      purposes                                 22,184       21,591       17,911
    Partnership's distributions payable       288,518      247,011      247,725
                                          -----------  -----------  -----------
Income tax basis partners' capital        $16,008,013  $16,305,445  $16,645,618
                                          ===========  ===========  ===========


6.  RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1997 is as follows:

      Year ending December 31:
        1998                           $1,689,275
        1999                            1,443,169
        2000                            1,372,047
        2001                            1,342,745
        2002                            1,325,894
      Thereafter                        1,502,234
                                       ----------
                                       $8,675,364
                                       ==========

Three significant tenants contributed approximately 25%, 29%, and 15% of rental income, which is included in equity in income of joint ventures, for the year ended December 31, 1997. In addition, three significant tenants will contribute approximately 42%, 27%, and 17% of future minimum rental income.

     The future minimum rental income due Fund IV and V Associates under noncancelable operating leases at December 31, 1997 is as follows:


      Year ending December 31:
        1998                            $1,744,494
        1999                             1,343,996
        2000                             1,238,615
        2001                             1,167,992
        2002                             1,141,672
      Thereafter                           374,160
                                        ----------
                                        $7,010,929
                                        ==========

     One significant tenant contributed approximately 56% of rental income for the year ended December 31, 1997. In addition, one significant tenant will contribute approximately 84% of future minimum rental income.

     The future minimum rental income due Fund V and VI Associates under noncancelable operating leases, at December 31, 1997 is as follows:

     Year ending December 31:
        1998                             $945,121
        1999                              948,664
        2000                              936,186
        2001                              966,506
        2002                              961,845
     Thereafter                         1,303,823
                                       ----------
                                       $6,062,145
                                       ==========

     Two significant tenants contributed approximately 75% and 14% of rental income for the year ended December 31, 1997. In addition, three significant tenants will contribute approximately 70%, 15%, and 13% of future minimum rental income.

     The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 1997 is as follows:


      Year ending December 31:
        1998                            $980,000
        1999                             980,000
        2000                             980,000
        2001                             980,000
        2002                             990,000
      Thereafter                       3,960,000
                                      ----------
                                      $8,870,000
                                      ==========

     One significant tenant contributed 100% of rental income for the year ended December 31, 1997 and will contribute 100% of future minimum rental income.

7.  QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1997 and 1996:

                                               1997 Quarters Ended
                                    --------------------------------------------
                                    March 31   June 30  September 30 December 31
                                    --------  --------  ------------ -----------
Revenues                            $165,291  $211,355    $117,987    $138,614
Net income                           141,108   190,079     106,120     122,494
Net income allocated to Class A
  limited partners                   141,108   190,079     106,120     122,494
Net income per weighted average
  Class A limited partner unit         $0.09     $0.12       $0.07       $0.08
Cash distribution per weighted
  average Class A limited partner
  unit                                  0.17      0.18        0.18        0.18

                                               1996 Quarters Ended
                                    --------------------------------------------
                                    March 31   June 30  September 30 December 31
                                    --------  --------  ------------ -----------
Revenues                            $148,876  $169,859    $143,524     $128,580
Net income                           129,376   133,658     130,782      111,834
Net income allocated to Class A
  limited partners                   281,245   286,809     284,135      243,107
Net loss allocated to Class B
  limited partners                  (151,869) (153,151)   (153,353)    (131,273)
Net income per weighted average
  Class A limited partner unit         $0.18     $0.19       $0.18        $0.16
Net loss per weighted average
  Class B limited partner unit         (0.95)    (0.99)      (0.99)       (0.85)
Cash distribution per weighted
  average Class A limited partner
  unit                                  0.17      0.15        0.17         0.16


8.  COMMITMENTS AND CONTINGENCIES

    Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Wells Real Estate Fund V, L.P. and
Wells Real Estate Fund VI, L.P.:

We have audited the accompanying balance sheets of THE HARTFORD BUILDING as of December 31, 1997 and 1996 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Hartford Building as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 9, 1998

                             The Hartford Building


                                 Balance Sheets

                           December 31, 1997 and 1996



                                     ASSETS

                                                                                        1997               1996
                                                                                     ----------          ---------
REAL ESTATE ASSETS:
 Land                                                                                $  528,042         $  528,042
 Building and improvements, less accumulated depreciation of $960,729 in
  1997 and $668,698 in 1996                                                           5,841,712          6,133,743
                                                                                     ----------         ----------
       Total real estate assets                                                       6,369,754          6,661,785

CASH                                                                                    245,298            157,443

DUE FROM AFFILIATE                                                                            0             11,767

ACCOUNTS RECEIVABLE                                                                      39,648             46,348
                                                                                     ----------         ----------
       Total assets                                                                  $6,654,700         $6,877,343
                                                                                     ==========         ==========


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Payable to joint venture partners                                                   $  167,970         $  171,064
 Due to affiliate                                                                        78,914                  0
                                                                                     ----------         ----------
       Total liabilities                                                                246,884            171,064
                                                                                     ----------         ----------
COMMITMENTS AND CONTINGENCIES
 Partners' capital:
   Wells Real Estate Fund V, L.P.                                                     3,326,547          3,466,241
   Wells Real Estate Fund VI, L.P.                                                    3,081,269          3,240,038
                                                                                     ----------         ----------
       Total partners' capital                                                        6,407,816          6,706,279
                                                                                     ----------         ----------
       Total liabilities and partners' capital                                       $6,654,700         $6,877,343
                                                                                     ==========         ==========



      The accompanying notes are an integral part of these balance sheets.

                             The Hartford Building


                              Statements of Income

             for the Years Ended December 31, 1997, 1996, and 1995



                                                                            1997               1996            1995
                                                                          -------           -------          -------
REVENUES:
 Rental income                                                            $717,499          $717,499         $717,499
                                                                          --------          --------         --------
EXPENSES:
 Depreciation                                                              292,031           292,031          199,551
 Operating costs, net of reimbursements                                    (19,184)           10,494           14,612
 Management and leasing fees                                                30,189            28,700           28,700
 Legal and accounting                                                        9,201             2,044            4,821
 Computer costs                                                                  0             1,410            1,749
                                                                          --------          --------         --------
                                                                           312,237           334,679          249,433
                                                                          --------          --------         --------
NET INCOME                                                                $405,262          $382,820         $468,066
                                                                          ========          ========         ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND V, L.P.
                                                                          $189,812          $181,919         $227,788
                                                                          ========          ========         ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND VI, L.P.
                                                                          $215,450          $200,901         $240,278
                                                                          ========          ========         ========



        The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                                WELLS REAL            WELLS REAL             TOTAL
                                                                  ESTATE                ESTATE             PARTNERS'
                                                                FUND V, L.P.         FUND VI, L.P.           CAPITAL
                                                                ------------         -------------        ----------
BALANCE, DECEMBER 31, 1994                                       $3,707,881            $3,502,845          $7,210,726

 Net income                                                         227,788               240,278             468,066
 Distributions                                                     (327,595)             (346,455)           (674,050)
                                                                 ----------            ----------          ----------
BALANCE, DECEMBER 31, 1995                                        3,608,074             3,396,668           7,004,742

 Net income                                                         181,919               200,901             382,820
 Distributions                                                     (323,752)             (357,531)           (681,283)
                                                                 ----------            ----------          ----------
BALANCE, DECEMBER 31, 1996                                        3,466,241             3,240,038           6,706,279

 Net income                                                         189,812               215,450             405,262
 Distributions                                                     (329,294)             (374,431)           (703,725)
                                                                 ----------            ----------          ----------
BALANCE, DECEMBER 31, 1997                                       $3,326,759            $3,081,057          $6,407,816
                                                                 ==========            ==========          ==========


        The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING


                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                                            1997               1996               1995
                                                                          ---------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               $ 405,262          $ 382,820          $ 468,066
                                                                          ---------          ---------          ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                           292,031            292,031            199,551
     Changes in assets and liabilities:
       Accounts receivable                                                    6,700              6,700              6,700
       Received from (due to) affiliate                                      90,681            (30,018)            46,069
                                                                          ---------          ---------          ---------
         Total adjustments                                                  389,412            268,713            252,320
                                                                          ---------          ---------          ---------
         Net cash provided by operating activities
                                                                            794,674            651,533            720,386
                                                                          ---------          ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to joint venture partners                                   (706,819)          (677,785)          (668,436)
                                                                          ---------          ---------          ---------
NET INCREASE (DECREASE) IN CASH                                              87,855            (26,252)            51,950

CASH, BEGINNING OF YEAR                                                     157,443            183,695            131,745
                                                                          ---------          ---------          ---------
CASH, END OF YEAR                                                         $ 245,298          $ 157,443          $ 183,695
                                                                          =========          =========          =========



        The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING


                         NOTES TO FINANCIAL STATEMENTS


                       DECEMBER 31, 1997, 1996, AND 1995

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND BUSINESS

   The Hartford Building ("Hartford") is a four-story office building located in Southington, Connecticut. The building is owned by Fund V and VI Associates, a joint venture between Wells Real Estate Fund V, L.P. ("Fund V") and Wells Real Estate Fund VI, L.P. ("Fund VI"). Fund V owns 47%, 47%, and 48% of Hartford and Fund VI owns 53%, 53%, and 52% of Hartford at December 31, 1997, 1996, and 1995, respectively. Allocation of net income and distributions are made in accordance with ownership percentages.

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

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of the Hartford real estate assets as of December 31, 1997.

   Depreciation is calculated using the straight-line method over the estimated useful life of the real estate assets. Effective October 1, 1995, Hartford revised its estimate of the useful life of the building and improvements from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect of increasing depreciation expense approximately $29,487 in the fourth quarter of 1995 and $121,970 in the years ended December 31, 1997 and 1996.

   REVENUE RECOGNITION

   The lease on the Hartford real estate assets is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the terms of the lease.

2. RENTAL INCOME

   The future minimum rental income due Hartford under noncancelable operating leases at December 31, 1997 is as follows:

              Year ending December 31:
               1998                         $  724,200
               1999                            724,200
               2000                            724,200
               2001                            724,200
               2002                            724,200
              Thereafter                       663,850
                                            ----------
                                            $4,284,850
                                            ==========

   One tenant contributed 100% of rental income for the year ended December 31, 1997 and represents 100% of the future minimum rental income above.

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

   Hartford incurred management and leasing fees of $30,189, $28,700, and $28,700 for the years ended December 31, 1997, 1996, and 1995, respectively, which were paid to Wells Management.

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

                            WELLS REAL ESTATE FUND V, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997

                                                                           Initial Cost
                                                                     ----------------------        Costs of
                                                                              Buildings and       Capitalized
Description                                        Encumbrances      Land      Improvements      Improvements
-----------                                        ------------      ----      ------------      ------------
MEDICAL CENTER PROJECT (A)                          None        $  479,386    $         0         $ 3,950,375

JACKSONVILLE IBM BUILDING (B)                       None         1,384,751              0           7,618,067

HARTFORD BUILDING (C)                               None           528,042      6,775,574              26,867

STOCKBRIDGE VILLAGE II (D)                          None         1,095,219              0           1,094,691

MARATHON BUILDING (E)                               None           314,591      8,367,904                   0
                                                                ----------    -----------         -----------
       Total                                                    $3,801,989    $15,143,478         $13,568,531
                                                                ==========    ===========         ===========



                                                Gross Amount at Which Carried at
                                                       December 31, 1997
                                      ---------------------------------------------------
                                                  Buildings and  Construction               Accumulated     Date of
Description                             Land      Improvements   in Progress     Total      Depreciation  Construction
-----------                           ---------   -----------   -----------  ------------   -----------   ------------

MEDICAL CENTER PROJECT (A)           $  512,344  $ 3,916,933          $484    $ 4,429,761   $   554,059          1992

JACKSONVILLE IBM BUILDING (B)         1,499,190    7,503,628             0      9,002,818     1,133,812          1992

HARTFORD BUILDING (C)                   528,042    6,802,441             0      7,330,483       960,729          1981

STOCKBRIDGE VILLAGE II (D)            1,094,691    1,973,257           493      3,068,441       223,996          1994

MARATHON BUILDING (E)                   314,591    8,367,904             0      8,682,495     1,005,614          1991
                                     ----------  ------------         -----   -----------    ----------
       Total                         $3,948,858  $28,564,163          $977    $32,513,998    $3,878,210
                                     ==========  ===========          =====   ===========    ==========

                                               Life on Which
                                     Date      Depreciation
Description                          Acquired  Is Computed (f)
-----------                          --------  --------------
MEDICAL CENTER PROJECT (A)           09/14/92  20 to 25 years

JACKSONVILLE IBM BUILDING (B)        06/08/92  20 to 25 years

HARTFORD BUILDING (C)                12/29/93  20 to 25 years

STOCKBRIDGE VILLAGE II (D)           11/12/93  20 to 25 years

MARATHON BUILDING (E)                09/16/94  20 to 25 years

(a)  The Medical Center Project consists of a 17,847-square-foot medical building completed in March 1993 and a nearly identical medical office building completed in April 1994. It is owned by Fund IV and V Associates. The Partnership owned a 62% interest in Fund IV and V Associates at December 31, 1997.

(b)  The Jacksonville IBM Building is a four-story, 88,600-square-foot office building located in Jacksonville, Florida. It is owned by Fund IV and V Associates. The Partnership owned a 62% interest in Fund IV and V Associates at December 31, 1997.

(c)  The Hartford Building is a four-story, 71,000-square-foot building located in Southington, Connecticut. It is owned by Fund V and VI Associates. The Partnership owned a 47% interest in Fund V and VI Associates at December 31, 1997.

(d)  Stockbridge Village II consists of two retail buildings located in Clayton County, Georgia. It is owned by Fund V and VI
     Associates. The Partnership owned a 47% interest in Fund V and VI Associates at December 31, 1997.

(e)  The Marathon Building is a three-story, 75,000-square-foot building located in Appleton, Wisconsin. It is owned by a joint venture, Fund V, VI, and VII Associates. The Partnership owned a 16% interest in Fund V, VI, and VII Associates at December 31,
     1997.

(f)  Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.


                          WELLS REAL ESTATE FUND V, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997


                                                 Accumulated
                                        Cost     Depreciation
                                    -----------  ------------
BALANCE AT DECEMBER 31, 1995        $32,128,575    $1,455,568

   1996 additions                        32,408     1,198,630
                                    -----------    ----------
BALANCE AT DECEMBER 31, 1996         32,160,983     2,654,198

   1997 additions                       353,015     1,224,012
                                    -----------    ----------
BALANCE AT DECEMBER 31, 1997        $32,513,998    $3,878,210
                                    ===========    ==========

                                 EXHIBIT INDEX

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

Exhibit                                                   Sequential
Number               Description of Document              Page Number
-------              -----------------------              -----------

*4(a)      Agreement of Limited Partnership of Wells      N/A
           Real Estate Fund V, L.P. (Exhibit 4(a) to
           Registration Statement of Wells Real Estate
           Fund IV, L.P. and Wells Real Estate Fund
           V, L.P., File No. 33-37830)

*4(b)      First Amendment to Agreement of Limited        N/A
           Partnership of Wells Real Estate Fund V,
           L.P. (Exhibit 4(e) to Post-Effective
           Amendment No. 6 to Registration Statement of Wells Real Estate Fund IV, L.P. and
           Wells Real Estate Fund V, L.P., File
           No. 33-37830)

*4(c)      Certificate of Limited Partnership of Wells    N/A
           Real Estate Fund V, L.P. (Exhibit 4(c) to
           Registration Statement of Wells Real Estate
           Fund IV, L.P. and Wells Real Estate Fund V,
           L.P., File No. 33-37830)

*10(a)     Management Agreement between Wells Real        N/A
           Estate Fund V, L.P. and Wells Management
           Company, Inc. (Exhibit 10(c) to Registration
           Statement of Wells Real Estate Fund IV, L.P.
           and Wells Real Estate Fund V, L.P., File
           No. 33-37830)

*10(b)     Leasing and Tenant Coordinating Agreement      N/A
           between Wells Real Estate Fund V, L.P. and

Exhibit                                                   Sequential
Number               Description of Document              Page Number
-------              -----------------------              -----------

           Wells Management Company, Inc. (Exhibit 10(b) to Registration Statement of Wells Real
           Estate Fund IV, L.P. and Wells Real Estate
           Fund V, L.P., File No. 33-37830)

*10(c)     Custodial Agency Agreement between Wells          N/A
           Real Estate Fund V, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to
           Registration Statement of Wells Real Estate
           Fund IV, L.P. and Wells Real Estate Fund V,
           L.P., File No. 33-37830)

*10(d)     Fund IV and Fund V Associates Joint Venture       N/A
           Agreement dated April 14, 1992 (Exhibit 10(n) to Post-Effective Amendment No. 7 to
           Registration Statement of Wells Real Estate
           Fund IV, L.P. and Wells Real Estate Fund V,
           L.P., File No. 33-37830)

*10(e)     Agreement for the Purchase and Sale of Real       N/A
           Property with GL National, Inc. (Exhibit 10(o) to Post-Effective Amendment No. 7 to
           Registration Statement of Wells Real Estate
           Fund IV, L.P. and Wells Real Estate Fund V,
           L.P., File No. 33-37830)

*10(f)     Lease with International Business Machines        N/A
           Corporation (Exhibit 10(p) to Post-Effective
           Amendment No. 7 to Registration Statement of
           Wells Real Estate Fund IV, L.P. and Wells
           Real Estate Fund V, L.P., File No. 33-37830)

*10(g)     Lease with ROLM Company (Exhibit 10(q) to         N/A
           Post-Effective Amendment No. 7 to Registration
           Statement of Wells Real Estate Fund IV, L.P.
           and Wells Real Estate Fund V, L.P., File
           No. 33-37830)

*10(h)     Construction Agreement with McDevitt & Street     N/A
           Company (Exhibit 10(r) to Post-Effective
           Amendment No. 7 to Registration Statement of
           Wells Real Estate Fund IV, L.P. and Wells
           Real Estate Fund V, L.P., File No. 33-37830)

Exhibit                                                   Sequential
Number               Description of Document              Page Number
-------              -----------------------              -----------

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

*10(k)    Architect Agreement with Mayes, Sudderth &        N/A
          Etheredge, Inc. (Exhibit 10(u) to Post-
          Effective Amendment No. 7 to Registration
          Statement of Wells Real Estate Fund IV, L.P.
          and Wells Real Estate Fund V, L.P., File
          No. 33-37830)

*10(l)    Architect Agreement with Peter C. Sutton,         N/A
          A.I.A. (Exhibit 10(v) to Post-Effective
          Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and
          Wells Real Estate Fund V, L.P., File
          No. 33-37830)

*10(m)    First Amendment to Joint Venture Agreement        N/A
          of Fund IV and V Associates dated September 9,
          1992 (Exhibit 10(w) to Post-Effective
          Amendment No. 8 to Registration Statement of
          Wells Real Estate Fund IV, L.P. and Wells
          Real Estate Fund V, L.P., File No. 33-37830)

*10(n)    Option Agreement for the Purchase and Sale of     N/A
          Real Property (Exhibit 10(x) to Post-Effective
          Amendment No. 8 to Registration Statement of
          Wells Real Estate Fund IV, L.P. and Wells Real
          Estate Fund V, L.P., File No. 33-37830)

Exhibit                                                   Sequential
Number               Description of Document              Page Number
-------              -----------------------              -----------

*10(o)    First Amendment to Option Agreement for the     N/A
          Purchase and Sale of Real Property (Exhibit
          10(y) to Post-Effective Amendment No. 8 to
          Registration Statement of Wells Real Estate
          Fund IV, L.P. and Wells Real Estate Fund V,
          L.P., File No. 33-37830)

*10(p)    Partial Assignment and Assumption of Option     N/A
          Agreement for the Purchase and Sale of Real
          Property (Exhibit 10(z) to Post-Effective
          Amendment No. 8 to Registration Statement of
          Wells Real Estate Fund IV, L.P. and Wells
          Real Estate Fund V, L.P., File No. 33-37830)

*10(q)    Lease Agreement with the Executive Committee    N/A
          of the Baptist Convention of the State of Georgia, d/b/a Georgia Baptist Health Care
          System (Exhibit 10(aa) to Post-Effective
          Amendment No. 8 to Registration Statement of
          Wells Real Estate Fund IV, L.P. and Wells
          Real Estae Fund V, L.P., File No. 33-37830)

*10(r)    Construction Contract with Cecil N. Brown       N/A
          Co., Inc. (Exhibit 10(bb) to Post-Effective
          Amendment No. 8 to Registration Statement of
          Wells Real Estate Fund IV, L.P. and Wells
          Real Estate Fund V, L.P., File No. 33-37830)

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
          VII, L.P., File No. 33-55908)

Exhibit                                                   Sequential
Number               Description of Document              Page Number
-------              -----------------------              -----------

*10(u)    Sale and Purchase Agreement dated November     N/A
          17, 1993, with Hartford Accident and
          Indemnity Company (Exhibit 10(h) to
          Post-Effective Amendment No. 1 to
          Registration Statement of Wells Real
          Estate Fund VI, L.P. and Wells Real
          Estate Fund VII, L.P., File No. 33-55908)

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
          December 31, 1994, File No. 0-21580)

Exhibit                                                   Sequential
Number               Description of Document              Page Number
-------              -----------------------              -----------

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
          File No. 33-55908)

Exhibit                                                   Sequential
Number               Description of Document              Page Number
-------              -----------------------              -----------

*10(dd)   Building Lease dated February 14, 1991, between   N/A
          Interglobia Inc. - Appleton and Marathon
          Engineers/Architects/Planners, Inc. (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration
          Statement of Wells Real Estate Fund VI, L.P.
          and Wells Real Estate Fund VII, L.P.,
          File No. 33-55908)

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

*10(ff)   Assignment, Assumption and Amendment of           N/A
          Lease dated January 1, 1993, among
          Interglobia Inc. - Appleton, Marathon
          Engineers/Architects/Planners, Inc. and
          Jaakko Poyry Fluor Daniel (included as
          part of Exhibit D to Exhibit 10(k) to
          Post-Effective Amendment No. 6 to
          Registration Statement of Wells Real
          Estate Fund VI, L.P. and Wells Real
          Estate Fund VII, L.P., File No. 33-55908)

*10(gg)   Second Amendment to Building lease dated          N/A
          August 15, 1994, between Interglobia Inc. -
          Appleton and Jaakko Poyry Fluor Daniel
          (successor-in-interest to Marathon
          Engineers/Architects/Planners, Inc.)
          (included as Exhibit D-1 to Exhibit 10(k) to Post-Effective Amendment No. 6 to
          Registration Statement of Wells Real
          Estate Fund VI, L.P. and Wells Real
          Estate Fund VII, L.P., File No. 33-55908)

Exhibit                                                   Sequential
Number               Description of Document              Page Number
-------              -----------------------              -----------

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