Form 10-Q
period 1998-03-31
WELLS REAL ESTATE FUND V L P
filed 1998-05-13
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended             March 31, 1998     or
                              --------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                   to
                               ------------------   ----------------------------

Commission file number             0-21580
                       ---------------------------------------------------------

                        Wells Real Estate Fund V, L.P.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                 58-1936904
--------------------------------------           -------------------
(State of other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                30092
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
Yes    X      No
    --------     ---------

                                   Form 10-Q
                                   ---------

                         Wells Real Estate Fund V, L.P.
                         ------------------------------

                                     INDEX
                                     -----


                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements


                 Balance Sheets - March 31, 1998
                  and December 31, 1997..........................        3

                 Statements of Income for the Three
                  Months Ended March 31, 1998
                  and 1997.......................................        4

                 Statement of Partners' Capital
                  for the Year Ended December 31, 1997,
                  and the Three Months Ended March 31, 1998......        5

                 Statements of Cash Flows for the Three  Months
                  Ended March 31, 1998 and 1997..................        6

                 Condensed Notes to Financial Statements.........        7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations......................................        8

PART II. OTHER INFORMATION.......................................       15

                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                     Assets                                     March 31, 1998          December 31, 1997
                     ------                                     --------------          -----------------

Investment in joint ventures (Note 2)                              $13,055,965                $13,189,076
Cash and cash equivalents                                               93,090                     91,678
Due from affiliates                                                    301,702                    305,710
                                                                   -----------                -----------

          Total assets                                             $13,450,757                $13,586,464
                                                                   ===========                ===========

         Liabilities and Partners' Capital
         ---------------------------------

Liabilities:
  Partnership distributions payable                                $   289,040                $   288,518
                                                                   -----------                -----------
Partners' capital:
  Limited partners
    Class A - 1,551,416 units outstanding                           13,161,717                 13,297,946
    Class B - 149,186 units outstanding                                      0                          0
                                                                   -----------                -----------

          Total partners' capital                                   13,161,717                 13,297,946
                                                                   -----------                -----------

               Total liabilities and partners'                     $13,450,757                $13,586,464
                capital                                            ===========                ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                             Three Months Ended
                                                             ------------------
                                                  March 31, 1998               March 31, 1997
                                                  --------------               --------------
Revenues:
     Interest income                               $       1,287                 $      3,060
     Equity in income of joint ventures
          (Note 2)                                       168,590                      162,231
                                                    ------------                -------------

                                                         169,877                      165,291
                                                    ------------                --------------

Expenses:
     Legal and accounting                                  4,771                        9,261
     Computer costs                                        2,017                        2,493
     Partnership administration                           10,293                       11,387
     Amortization of organization
         costs                                                 0                        1,042
                                                    ------------                -------------
                                                          17,081                       24,183
                                                    ------------                -------------
     Net income                                     $    152,796                 $    141,108
                                                    ============                 ============


Net loss allocated to General Partners              $          0                 $          0


Net income allocated to Class A Limited
     Partners                                       $    152,796                 $    141,108

Net loss allocated to Class B Limited
     Partners                                       $          0                 $          0

Net income per Class A Limited
     Partner Unit                                   $       0.10                 $       0.09

Net loss per Class B Limited Partner Unit           $          0                 $          0

Cash distribution per Class A Limited
     Partner Unit                                   $       0.19                 $       0.17

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE THREE MONTHS ENDED
                                 MARCH 31, 1998



                                           LIMITED  PARTNERS
                               ------------------------------------------
                                       CLASS A               CLASS B                    TOTAL
                               ------------------------  ----------------  GENERAL     PARTNERS'
                                 UNITS       AMOUNT       UNITS    AMOUNT  PARTNERS    CAPITAL
                               ---------  -------------  --------  ------  --------  ------------
BALANCE, DECEMBER 31, 1996     1,546,416   $13,840,570   154,186       $0        $0  $13,840,570

 Net income (loss)                     0       559,801         0        0         0      559,801
 Partnership distributions             0    (1,102,425)        0        0         0   (1,102,425)
 Class B conversion elections      5,000             0    (5,000)       0         0            0
                               ---------   -----------   -------       --        --  -----------
BALANCE, December 31, 1997     1,551,416    13,297,946   149,186        0         0   13,297,946

 Net income                            0       152,796         0        0         0      152,796
 Partnership distributions             0      (289,025)        0        0         0     (289,025)
                               ---------   -----------   -------       --        --  -----------
BALANCE, March 31, 1998        1,551,416   $13,161,717   149,186       $0        $0  $13,161,717
                               =========   ===========   =======       ==        ==  ===========


           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended
                                                              ----------------------------------------------
                                                              March 31, 1998                  March 31, 1997
                                                              --------------                  --------------
Cash flow from operating activities:
   Net income                                                     $ 152,796                       $ 141,108
     Adjustments to reconcile net income to net
       cash used in operating activities:
        Equity in income of joint venture                          (168,590)                       (162,231)
        Amortization of organization costs                                0                           1,042
        Changes in assets and liabilities:
           Prepaids & other assets                                        0                             250
           Accounts payable                                               0                          (4,500)
                                                                  ---------                       ---------
            Net cash used in operating
               activities                                           (15,794)                        (24,331)
                                                                  ---------                       ---------
Cash flow from investing activities:
        Distributions received from
         joint ventures                                             305,709                         258,760

        Investment in joint ventures                                      0                         (87,183)
                                                                  ---------                       ---------
            Net cash provided by investing
               activities                                           305,709                         171,577
                                                                  ---------                       ---------
Cash flow from financing activities:
        Partnership distributions paid                             (288,503)                       (246,996)
                                                                  ---------                       ---------

             Net increase (decrease) in cash
               and cash equivalents                                   1,412                         (99,750)

Cash and cash equivalents, beginning
     of year                                                         91,678                         252,283
                                                                  ---------                       ---------
Cash and cash equivalents, end of
     period                                                       $  93,090                       $ 152,533
                                                                  =========                       =========

Supplemental Schedule of noncash
     investing activities - deferred
     project costs applied to investing activities                $       0                       $   5,689
                                                                  =========                       =========



           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P
                     (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

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

     The Partnership owns interests in properties through its equity ownership in the following joint ventures: (i) Fund IV and Fund V Associates, a joint venture between the Partnership and Wells Real Estate Fund IV, L.P. (the "Fund IV - Fund V Joint Venture"); (ii) Fund V and Fund VI Associates, a joint venture between the Partnership and Wells Real Estate Fund VI, L.P. (the "Fund V - Fund VI Joint Venture"); and (iii) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. (the "Fund V-VI-VII Joint Venture").

     As of March 31, 1998, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture; (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center"), which are owned by the Fund IV - Fund V Joint Venture; (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V - Fund VI Joint Venture; (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture; and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1997.

     (b) Basis of Presentation
     -------------------------

     The financial statements of Wells Real Estate Fund V, L.P. ( the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for year ended December 31, 1997.

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owns interests in five properties through its investment in joint ventures of which four are office building properties and one is a retail property. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1997.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     Gross revenues of the Partnership were $169,877 for the three months ended March 31, 1998, as compared to $165,291 for the three months ended March 31, 1997. Gross revenues and net income have increased for the three months ended March 31, 1998, over 1997 levels due chiefly to increased income from joint ventures and a decrease in legal and accounting expenses.

     Net cash used in operating activities remained relatively stable for the three months ended March 31, 1998 and 1997. The increase in cash and cash equivalents from $(99,750) for the three months ended March 31, 1997, to $1,412 for the three months ended March 31, 1998, was due primarily to a decrease in investments in joint ventures.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $.19 per Class A Unit for the three months ended March 31, 1998, as compared to distributions of $.17 per Class A Unit for the three
     months ended March 31, 1997.   No cash distributions were made to the
     Limited Partners holding Class B Units or to the General Partners.

     Recent Accounting Pronouncements
     --------------------------------

     Statement of Financial Accounting Standards (SFAF) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 13, 1997. None of the transactions required to be reported in other comprehensive income pertain to the Partnership; consequently, adoption of this statement had no impact on the partnership's disclosures.

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

     PROPERTY OPERATIONS
     -------------------

     As of March 31, 1998, the Partnership owned interests in the following operational properties:

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                                                     Three Months Ended
                                                             -------------------------------------
                                                             March 31, 1998         March 31, 1997
                                                             --------------         --------------
Revenues:
Rental Income                                                     $242,754               $239,956

Expenses:
  Depreciation                                                      87,646                 87,646
  Management & leasing expenses                                      9,890                 10,002
  Other operating expenses                                           3,642                  1,128
                                                                  --------               --------
                                                                   101,178                 98,776
                                                                  --------               --------

Net income                                                        $141,576               $141,180
                                                                  ========               ========

Occupied %                                                             100%                   100%
Partnership Ownership %                                               16.5%                  16.5%

Cash Distribution to Partnership                                  $ 38,114               $ 38,528

Net Income Allocated to the
  Partnership                                                     $ 23,304               $ 23,238

     Rental income increased for the three months ended March 31, 1998, compared to the same period of 1997, due to a correction of straight-line rent in the first quarter of 1997. A small decrease in management and leasing fees in first quarter 1998, over first quarter 1997, was offset by an increase in operating expenses, primarily accounting and administrative fees. Cash distributions to the Partnership and net income allocated to the Partnership remained relatively stable for the three months ended March 31, 1998 and 1997.

     Jacksonville /Fund IV - Fund V Joint Venture
     --------------------------------------------

                                                                       Three Months Ended
                                                              ---------------------------------------
                                                              March 31, 1998           March 31, 1997
                                                              --------------           --------------
Revenues:
Rental Income                                                      $365,992                 $366,121

Expenses:
  Depreciation                                                       79,524                   79,494
  Management & leasing expenses                                      46,676                   43,365
  Other operating expenses                                          105,360                  105,483
                                                                   --------                 --------
                                                                    231,560                  228,342
                                                                   --------                 --------

Net income                                                         $134,432                 $137,779
                                                                   ========                 ========

Occupied %                                                              100%                     100%
Partnership Ownership %                                                62.4%                    62.2%

Cash Distribution to Partnership                                   $124,633                 $127,081

Net Income Allocated to the
  Partnership                                                      $ 83,838                 $ 85,496

     Rental income for the Jacksonville Project remained relatively stable in 1998, as compared to 1997 figures. Operating expenses increased slightly in 1998 due to increased management and leasing expenses. Cash distributions remained relatively stable for 1998 and 1997. The Partnership contributed cash fundings to the Joint Venture for construction, which increased the Partnership's ownership interest and decreased Wells Fund IV's ownership interest in the Fund IV - Fund V Joint Venture

    The Medical Center Property/Fund IV - Fund V Joint Venture
    ----------------------------------------------------------

                                                                      Three Months Ended
                                                              --------------------------------------
                                                              March 31, 1998          March 31, 1997
                                                              --------------          --------------
Revenues:
Rental Income                                                      $117,327                $ 88,568
Interest Income                                                       1,947                   2,639
                                                                   --------                --------
                                                                    119,274                  91,207
                                                                   --------                --------

Expenses:
  Depreciation                                                       44,524                  39,822
  Management & leasing expenses                                      14,796                  11,665
  Other operating expenses                                           47,676                  45,416
                                                                   --------                --------
                                                                    106,996                  96,903
                                                                   --------                --------

Net income (loss)                                                  $ 12,278                $(5,696)
                                                                   ========                ========

Occupied %                                                               81%                     61%
Partnership Ownership %                                                62.4%                   62.2%

Cash Distribution to Partnership                                   $ 40,005                $ 24,268

Net Income Allocated to the
  Partnership                                                      $  7,657                $(3,536)

    Rental income, expenses and cash distributions increased in 1998, over 1997, due primarily to an increase in the occupancy level of the project and a correction in the straight-line rent in 1997. The Partnership contributed cash fundings to the Joint Venture for construction, which increased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

     The Hartford Building/Fund V - Fund VI Joint Venture
     ----------------------------------------------------

                                                                          Three Months Ended
                                                                  -------------------------------------
                                                                  March 31, 1998         March 31, 1997
                                                                  --------------         --------------
Revenues:
Rental Income                                                          $179,375               $179,375

Expenses:
  Depreciation                                                           73,005                 73,008
  Management & leasing expenses                                           5,656                  8,067
  Other operating expenses                                                5,222                (17,255)
                                                                       --------               --------
                                                                         83,883                 63,820
                                                                       --------               --------

Net income                                                             $ 95,492               $115,555
                                                                       ========               ========

Occupied %                                                                  100%                   100%
Partnership Ownership %                                                    46.5%                  47.0%

Cash Distribution to Partnership                                       $ 78,443               $ 89,776

Net Income Allocated to the
  Partnership                                                          $ 44,432               $ 54,578

     Net income decreased and expenses increased in 1998, as compared to 1997, due primarily to an insurance reimbursement from the tenant in 1997, which was recorded in 1997, in other operating expenses.

     The Partnership's ownership interest in the Fund V - Fund VI Joint Venture decreased from 47.0% in 1997, to 46.5% in 1998, due to additional fundings by Wells Fund VI in 1997, which caused a decrease in the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

    Stockbridge Village II/Fund V - Fund VI Joint Venture
    -----------------------------------------------------

                                                                         Three Months Ended
                                                                 --------------------------------------
                                                                 March 31, 1998          March 31, 1997
                                                                 --------------          --------------
Revenues:
Rental Income                                                          $58,944                 $63,336

Expenses:
  Depreciation                                                          25,703                  20,865
  Management & leasing expenses                                          8,602                   4,914
  Other operating expenses                                               4,524                  32,356
                                                                       -------                 -------
                                                                        38,829                  58,135
                                                                       -------                 -------

Net income                                                             $20,115                 $ 5,201
                                                                       =======                 =======

Occupied %                                                                  72%                     66%
Partnership Ownership %                                                   46.5%                   47.0%

Cash Distribution to Partnership                                       $20,506                 $11,393

Net Income Allocated to the
  Partnership                                                          $ 9,359                 $ 2,454

    Other operating expenses decreased and net income increased in 1998, as compared to 1997, due primarily to a bad debt reserve recorded in the first quarter of 1997, for Glenn's Open Pit Bar-B-Que which had vacated 4,303 square feet of space as of April 1, 1997. Efforts are being made to re-lease the space.

    The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture decreased to 46.5% for 1998, as compared to 47.0% in 1997, due to additional fundings by Wells Fund VI which increased Wells Fund VI's and caused a decrease in the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

                          PART II - OTHER INFORMATION
                          ---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the first quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WELLS REAL ESTATE FUND V, L.P.

     Dated: May 11, 1998                 By: /s/ Leo F. Wells, III
                                             ----------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President,
                                         Sole Director and Chief Financial
                                         Officer of Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.