Form 10-Q
period 1998-06-30
WELLS REAL ESTATE FUND V L P
filed 1998-08-12
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             June 30, 1998   or
                              -------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               -----------------------  -----------------------

Commission file number                  0-21580
                       --------------------------------------------------------

                 Wells Real Estate Fund V, L.P.
-------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

        Georgia                         58-1936904
-----------------------------       --------------------------
(State of other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia       30092
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


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
Yes   X      No
     ----      ----

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund V, L.P.
                        ------------------------------

                                     INDEX
                                     -----
                                                                        Page No.
                                                                        --------


PART I.         FINANCIAL INFORMATION

                Item 1. Financial Statements

                           Balance Sheets - June 30, 1998
                            and December 31, 1997.......................... 3

                           Statements of Income for the Three
                            Months and the Six Months Ended June 30, 1998
                            and 1997....................................... 4

                           Statement of Partners' Capital
                            for the Year Ended December 31, 1997,
                            and the Six Months Ended June 30, 1998......... 5

                           Statements of Cash Flows for the Six  Months
                            Ended June 30, 1998 and 1997................... 6

                           Condensed Notes to Financial Statements......... 7

                Item 2. Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations........................................ 8


PART II.        OTHER INFORMATION......................................... 15

                        WELLS REAL ESTATE FUND V, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                BALANCE SHEETS

                      Assets                                   June 30, 1998            December 31, 1997
                      ------                                   -------------            -----------------

Investment in joint ventures (Note 2)                          $  12,956,210            $  13,189,076
Cash and cash equivalents                                             83,779                   91,678
Due from affiliates                                                  338,597                  305,710
                                                               -------------            -------------

     Total assets                                              $  13,378,586            $  13,586,464
                                                               =============            =============


       Liabilities and Partners' Capital
       ---------------------------------

Liabilities:
 Partnership distributions payable                             $     300,006            $     288,518
                                                               -------------            -------------

Partners' capital:
 Limited partners
  Class A  1,551,416 Units outstanding                            13,078,580               13,297,946
  Class B  149,186 Units outstanding                                       0                        0
                                                               -------------            -------------

     Total partners' capital                                      13,078,580               13,297,946
                                                               -------------            -------------

     Total liabilities and partners' capital                   $  13,378,586            $  13,586,464
                                                               =============            =============


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME

                                                             Three Months Ended                           Six Months Ended
                                                       ----------------------------------          ---------------------------------

                                                       June 30, 1998      June 30, 1997            June 30, 1998       June 30, 1997

                                                       -------------      -------------            -------------       -------------


Revenues:

  Equity in income of joint
   ventures (Note 2)                              $ 238,842               $ 208,902                $ 407,432               $ 371,133

  Interest income                                     1,155                   2,453                    2,442                   5,513

                                                  ---------               ---------                ---------               ---------

                                                    239,997                 211,355                  409,874                 376,646


Expenses:
  Legal and accounting                                8,649                   5,835                   13,420                  15,096

  Computer costs                                      1,837                   1,651                    3,854                   4,144

  Partnership administration                         12,643                  13,790                   22,936                  25,177

  Amortization of organization
     Costs                                                0                       0                        0                   1,042

                                                  ---------               ---------                ---------               ---------

                                                     23,129                  21,276                   40,210                  45,459

                                                  ---------               ---------                ---------               ---------

  Net income                                      $ 216,868               $ 190,079                $ 369,664               $ 331,187

                                                  =========               =========                =========               =========


Net loss allocated to General
 Partners                                         $      0                $      0                 $      0                $      0


Net income allocated to
  Class A Limited Partners                        $ 216,868               $ 190,079                $ 369,664               $ 331,187


Net loss allocated to Class
  B Limited Partners                              $       0               $       0                $       0               $       0


Net income per Class A
  Limited Partner Unit                            $    0.14               $    0.12                $    0.24               $    0.21


Net loss per Class B Limited
  Partner Unit                                    $     .00               $     .00                $     .00               $     .00


Cash distribution per Class A
  Limited Partner Unit                            $    0.19               $    0.18                $    0.38               $    0.35



           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE SIX MONTHS ENDED
                                 JUNE 30, 1998




                                                          LIMITED  PARTNERS
                                             ------------------------------------------------
                                                 CLASS A                          CLASS B                                  TOTAL
                                            ---------------------            --------------------         GENERAL        PARTNERS'
                                            UNITS          AMOUNT            UNITS         AMOUNT        PARTNERS        CAPITAL
                                            -----          ------            -----         ------        --------        -------
BALANCE, DECEMBER 31, 1996                 1,546,416     $13,840,570         154,186     $    0         $    0       $13,840,570


  Net income (loss)                                0         559,801               0          0               0          559,801
  Partnership distributions                        0      (1,102,425)              0          0               0       (1,102,425)
  Class B conversion                           5,000               0          (5,000)         0               0                0
   elections                               ---------     -----------         -------    -------         -------      -----------
 BALANCE, DECEMBER 31, 1997                1,551,416     $13,297,946         149,186          0               0       13,297,946

  Net income                                       0         369,664               0          0               0          369,664
  Partnership distributions                        0        (589,030)              0          0               0         (589,030)
                                           ---------     -----------         -------   --------         -------      -----------
  BALANCE, JUNE 30, 1998                   1,551,416     $13,078,580         149,186   $      0         $     0      $13,078,580
                                           =========     ===========         =======   ========         =======      ===========

                 See accompanying condensed notes to financial

                        WELLS REAL ESTATE FUND V, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended
                                                                                  ----------------
                                                                     June 30, 1998                June 30, 1997
                                                                     -------------                -------------

Cash flows from operating activities:
 Net income                                                                    $ 369,664                    $ 331,187
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Equity in income of joint ventures                                           (407,432)                    (371,133)
   Amortization of organization costs                                                  0                        1,042
   Changes in assets and liabilities:
     Decrease in prepaid and other assets                                              0                          350

     Decrease in accounts payable                                                      0                       (3,518)
                                                                               ---------                    ---------
       Net cash used in operating activities                                     (37,768)                     (42,072)
                                                                               ---------                    ---------

Cash flows from investing activities:
 Investment in joint ventures                                                          0                      (89,323)
 Distributions received from joint ventures                                      607,411                      549,808
                                                                               ---------                    ---------
       Net cash provided by   investing activities                               607,411                      460,485

Cash flows from financing activities:
 Partnership distributions paid                                                 (577,542)                    (509,963)
                                                                               ---------                    ---------

Net decrease in cash and cash equivalents                                         (7,899)                     (91,550)

Cash and cash equivalents, beginning of year                                      91,678                      252,283
                                                                               ---------                    ---------

Cash and cash equivalents, end of period                                       $  83,779                    $ 160,733
                                                                               =========                    =========

Supplemental  Schedule of noncash investing
 activities:
  Deferred project costs applied to investing activities                       $       0                    $   5,843
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

     As of June 30, 1998, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture; (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center"), which are owned by the Fund IV - Fund V Joint Venture; (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V - Fund VI Joint Venture; (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture; and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1997.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of June 30, 1998, the properties owned by the Partnership were 95% occupied. Gross revenues of the Partnership were $409,874 for the six months ended June 30, 1998, as compared to $376,646 for the six months ended June 30, 1997. Gross revenues and net income have increased for the six months ended June 30, 1998, over 1997 levels due chiefly to increased income from joint ventures and a decrease in legal, accounting and partnership administration expenses.

     Net cash used in operating activities remained relatively stable for the six months ended June 30, 1998 and 1997. The increase in cash and cash equivalents from $(91,550) for the six months ended June 30, 1997, to $(7,899) for the six months ended June 30, 1998, was due primarily to a decrease in investments in joint ventures.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $.19 per Class A Unit for the three months ended June 30, 1998, as compared to distributions of $.18 per Class A Unit for the three
     months ended June 30, 1997.   No cash distributions were made to the
     Limited Partners holding Class B Units or to the General Partners.

     The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to Limited Partners. At this time, given the nature of the joint ventures in which the Partnership has invested, there are no known improvements and renovations to the properties expected to be funded from cash flow from operations.

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

PROPERTY OPERATIONS
-------------------

As of June 30, 1998, the Partnership owned interests in the following operational properties:

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                            Three Months Ended                                  Six Months Ended
                                  --------------------------------------             ------------------------------------
                                  June 30, 1998            June 30, 1997             June 30, 1998          June 30, 1997
                                  -------------            -------------             -------------          -------------
Revenues:
 Rental income                         $243,184                 $242,755                  $485,938               $482,711

Expenses:
 Depreciation                            87,646                   87,646                   175,292                175,292
 Management & leasing expenses            9,890                    9,890                    19,780                 19,892
 Other operating expenses                 3,099                    3,635                     6,741                  4,763
                                       --------                 --------                  --------               --------
                                        100,635                  101,171                   201,813                199,947
                                       --------                 --------                  --------               --------

Net income                             $142,549                 $141,584                  $284,125               $282,764
                                       ========                 ========                  ========               ========

Occupied %                                  100%                     100%                      100%                   100%

Partnership's Ownership % in the
 Fund V-VI-VII Joint Venture               16.5%                    16.5%                     16.5%                  16.5%

Cash distribution to Partnership       $ 38,275                 $ 38,116                  $ 76,389               $ 76,644

Net income allocated to the
 Partnership                           $ 23,463                 $ 23,305                  $ 46,767               $ 46,543



Rental income increased for the six months ended June 30, 1998, compared to the same period of 1997, due to a correction of straight-line rent in the first quarter of 1997. Operating expenses increased slightly, due primarily to accounting and administrative fees increasing, as compared to 1997. Cash distributions to the Partnership and net income allocated to the Partnership remained relatively stable for the six months ended June 30, 1998 and 1997.

IBM Jacksonville /Fund IV - Fund V Joint Venture
------------------------------------------------

                                                                 Three Months Ended                        Six Months Ended
                                                         ----------------------------------       ---------------------------------
                                                         June 30, 1998        June 30, 1997       June 30, 1998       June 30, 1997
                                                         -------------        -------------       -------------       -------------

Revenues:
 Rental income                                         $  365,896        $  365,992             $  731,888          $  732,113

Expenses:
 Depreciation                                              79,524            79,511                159,048             159,005
 Management & leasing expenses                             51,801            44,397                 98,477              87,762
 Other operating expenses                                 (7,083)           (4,809)                 98,277             100,674
                                                       ----------        ----------             ----------          ----------
                                                          124,242           119,099                355,802             347,441
                                                       ----------        ----------             ----------          ----------

Net income                                             $  241,654        $  246,893             $  376,086          $  384,672
                                                       ==========        ==========             ==========          ==========

Occupied %                                                   100%              100%                   100%                100%

Partnership's Ownership % in the
 Fund IV  Fund V Joint Venture                              62.4%             62.2%                  62.4%               62.2%

Cash distribution to Partnership                       $  157,264        $  157,688             $  281,897          $  284,769

Net income allocated to the
 Partnership                                           $  150,706        $  153,472             $  234,544          $  238,968


Rental income for the IBM Jacksonville Building remained relatively stable in 1998, as compared to 1997 figures. Operating expenses increased slightly in 1998 due primarily to increased management and leasing expenses. Cash distributions remained relatively stable for 1998 and 1997. The Partnership contributed cash fundings to the Joint Venture for construction, which increased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture

The Medical Center Property/Fund IV - Fund V Joint Venture
----------------------------------------------------------

                                                          Three Months Ended                               Six Months Ended
                                                --------------------------------------             -------------------------------
                                                June 30, 1998            June 30, 1997             June 30, 1998     June 30, 1997
                                                -------------            -------------             -------------     -------------
Revenues:
 Rental income                                    $  118,712                 $  99,181                $  236,039          $187,749
 Interest income                                       2,572                     2,284                     4,519             4,923
                                                   ---------                  --------                  --------          --------
                                                     121,284                   101,465                   240,558           192,672
                                                   ---------                  --------                  --------          --------

Expenses:
 Depreciation                                         44,524                    41,313                    89,048            81,135
 Management & leasing expenses                        15,874                    18,032                    30,670            29,697
 Other operating expenses                             32,795                    36,636                    80,471            82,052
                                                   ---------                  --------                  --------          --------
                                                      93,193                    95,981                   200,189           192,884
                                                   ---------                  --------                  --------          --------

Net income (loss)                                  $  28,091                  $  5,484                 $  40,369         $   (212)
                                                   =========                  ========                 =========         =========

Occupied %                                               82%                       82%                       82%               82%

Partnership's Ownership % in the
 Fund IV  Fund V Joint Venture                         62.4%                     62.2%                     62.4%             62.2%

Cash distribution to Partnership                   $  50,138                 $  29,195                 $  90,143         $  53,463

Net income (loss) allocated to the
 Partnership                                       $  17,519                  $  3,408                 $  25,176         $   (128)


Rental income, expenses and cash distributions increased in 1998, over 1997, due primarily to an increase in the occupancy level of the property in the second quarter of 1997 and a correction in the straight-line rent in 1997. The Partnership contributed cash fundings to the Joint Venture for construction, which increased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Hartford Building/Fund V - Fund VI Joint Venture
----------------------------------------------------

                                                 Three Months Ended                              Six Months Ended
                                       --------------------------------------            -------------------------------
                                       June 30, 1998            June 30, 1997            June 30, 1998     June 30, 1997
                                       -------------            -------------            -------------     -------------
Revenues:
 Rental income                            $  179,375               $  179,375            $  358,750           $  358,750

Expenses:
 Depreciation                                 73,005                   73,002               146,010              146,010
 Management & leasing expenses                 7,242                    7,175                12,898               15,242
 Other operating expenses                      4,566                    4,827                 9,788             (12,428)
                                          ----------                ---------            ----------           ----------
                                              84,813                   85,004               168,696              148,824
                                          ----------                ---------            ----------           ----------

Net income                                $   94,562                $  94,371            $  190,054           $  209,926
                                          ==========                =========            ==========           ==========

Occupied %                                      100%                     100%                  100%                 100%

Partnership's Ownership % in the
 Fund V  Fund VI Joint Venture                 46.5%                    47.0%                 46.5%                47.0%

Cash distribution to Partnership           $  78,749                $  79,350            $  157,192           $  169,126

Net income allocated to the
 Partnership                               $  44,000                $  44,314             $  88,432           $   98,892


Net income decreased and expenses increased for the six months ended June 30, 1998, as compared to 1997, due primarily to an insurance reimbursement from the tenant in 1997, which was recorded in the first quarter of 1997, in other operating expenses.

The Partnership's ownership interest in the Fund V - Fund VI Joint Venture decreased from 47.0% in 1997, to 46.5% in 1998, due to additional fundings by Wells Fund VI in 1997, which caused a decrease in the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

Stockbridge Village II/Fund V - Fund VI Joint Venture
-----------------------------------------------------

                                                Three Months Ended                      Six Months Ended
                                        ---------------------------------        -------------------------------
                                        June 30, 1998        June 30, 1997       June 30, 1998     June 30, 1997
                                        -------------        -------------       -------------     -------------
Revenues:
 Rental income                             $  58,944           $    55,942        $  117,888         $  119,278

Expenses:
 Depreciation                                 25,425                22,827            51,128             43,692
 Management & leasing expenses                 7,072                 6,440            15,674             11,354
 Other operating expenses                     19,669                59,890            24,193             92,246
                                           ---------           -----------       -----------         ----------
                                              52,166                89,157            90,995            147,292
                                           ---------           -----------        ----------         ----------

Net income (loss)                          $   6,778           $  (33,215)        $   26,893        $  (28,014)
                                           =========           ===========        ==========        ===========

Occupied %                                       72%                   66%               72%                66%

Partnership's Ownership % in the
 Fund V  Fund VI Joint Venture                 46.5%                 47.0%             46.5%              47.0%

Cash distribution to Partnership           $  14,171           $   (6,027)        $   34,677        $     5,366

Net income (loss) allocated to the
 Partnership                               $   3,154           $  (15,596)        $   12,513        $  (13,142)


Other operating expenses decreased and net income increased in 1998, as compared to 1997, due primarily to a bad debt reserve recorded in 1997, for Glenn's Open Pit Bar-B-Que which had vacated 4,303 square feet of space as of April 1, 1997. Efforts are being made to re-lease the space.

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

ITEM 6 (b). No reports on Form 8-K were filed during the second quarter of 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        WELLS REAL ESTATE FUND V, L.P.

Dated: August 10, 1998  By: /s/ Leo F. Wells, III
                            ---------------------
                        Leo F. Wells, III, as Individual
                        General Partner and as President,
                        Sole Director and Chief Financial
                        Officer of Wells Capital, Inc., the
                        General Partner of Wells Partners, L.P.