Form 10-Q
period 1998-09-30
WELLS REAL ESTATE FUND V L P
filed 1998-11-13
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      September 30, 1998 or
                              ---------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________to________________

Commission file number                   0-21580
                       ---------------------------------------------------------

                 Wells Real Estate Fund V, L.P.
--------------------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

             Georgia                                    58-1936904
  -----------------------------                      -----------------
 (State of other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia             30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------


________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No _______
    --------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund V, L.P.
                        ------------------------------

                                     INDEX
                                     -----

                                                                             Page No.
                                                                             --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                       Balance Sheets - September 30, 1998
                       and December 31, 1997................................    3

                       Statements of Income for the Three
                       Months and the Nine Months Ended September 30, 1998
                       and 1997.............................................    4

                       Statement of Partners' Capital
                       for the Year Ended December 31, 1997,
                       and the Nine Months Ended September 30, 1998.........    5

                       Statements of Cash Flows for the Nine Months
                       Ended September 30, 1998 and 1997....................    6

                       Condensed Notes to Financial Statements..............    7

          Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations...........................................    8

PART II.  OTHER INFORMATION.................................................   15

                        WELLS REAL ESTATE FUND V, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                           Assets                                        September 30, 1998           December 31, 1997
                           ------                                        ------------------           -----------------
Investment in joint ventures (Note 2)                                        $   12,819,424              $   13,189,076
Cash and cash equivalents                                                            86,220                      91,678
Due from affiliates                                                                 297,059                     305,710
                                                                             --------------              --------------

          Total assets                                                       $   13,202,703              $   13,586,464
                                                                             ==============              ==============

               Liabilities and Partners' Capital
               ---------------------------------

Liabilities:
  Partnership distributions payable                                          $      296,798              $      288,518
                                                                             --------------              --------------

Partners' capital:
  Limited partners
    Class A - 1,559,021 units outstanding                                        12,905,905                  13,297,946
    Class B - 141,581 units outstanding                                                   0                           0
                                                                             --------------              --------------

          Total partners' capital                                                12,905,905                  13,297,946
                                                                             --------------              --------------

               Total liabilities and partners' capital                       $   13,202,703              $   13,586,464
                                                                             ==============              ==============

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                          Three Months Ended                        Nine Months Ended
                                                          ------------------                        -----------------
                                                  Sept 30, 1998        Sept 30, 1997         Sept 30, 1998      Sept 30,1997
                                                  -------------        -------------         -------------      ------------
Revenues:
     Interest income                             $        1,276      $         2,452      $          3,718    $        7,965
     Equity in income of joint ventures
          (Note 2)                                      141,002              115,535               548,434           486,668
                                                        -------              -------               -------           -------
                                                        142,278              117,987               552,152           494,633
                                                        -------              -------               -------           -------

Expenses:
     Legal and accounting                                   473                1,005                13,893            16,101
     Computer costs                                       2,341                3,069                 6,195             7,213
     Partnership administration                          15,343                7,793                38,279            32,970
     Amortization of organization costs                       0                    0                     0             1,042
                                                        -------              -------               -------           -------
                                                         18,157               11,867                58,367            57,326
                                                        -------              -------               -------           -------
     Net income                                  $      124,121      $       106,120      $        493,785    $      437,307
                                                        =======              =======               =======           =======

Net loss allocated to General Partners           $            0      $             0      $              0    $            0

Net income allocated to Class A Limited          $      124,121      $       106,120      $        493,785    $      437,307
     Partners

Net loss allocated to Class B Limited            $            0      $             0      $              0    $            0
     Partners

Net income per Class A Limited                   $         0.08      $          0.07      $           0.32    $         0.26
     Partner Unit

Net loss per Class B Limited Partner             $            0      $             0      $              0    $            0
     Unit

Cash distribution per Class A Limited
     Partner Unit                                $         0.19      $          0.18      $           0.57    $         0.53

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1998

                                                   Limited  Partners                                     Total
                                       -----------------------------------------
                                        Class A                     Class B            General          Partners'
                                        -------                     -------
                                   Units        Amount        Units       Amount      Partners           Capital
                                   -----        ------        -----       ------      --------           -------
BALANCE, DECEMBER 31, 1996       1,546,416   $13,840,570     154,186      $     0       $    0       $13,840,570

Net income (loss)                        0       559,801           0            0            0           559,801
Partnership distributions                0    (1,102,425)          0            0            0        (1,102,425)
Class B conversion elections         5,000             0      (5,000)           0            0                 0
                                ----------   -----------    --------      -------       ------       -----------
BALANCE, DECEMBER 31, 1997       1,551,416    13,297,946     149,186            0            0        13,297,946

Net income                               0       493,785           0            0            0           493,785
Partnership distributions                0      (885,826)          0            0            0          (885,826)
Class B conversion elections         7,605             0      (7,605)           0            0                 0
                                ----------   -----------    --------      -------       ------       -----------
BALANCE, SEPTEMBER 30, 1998      1,559,021   $12,905,905     141,581      $     0       $    0       $12,905,905
                                ==========   ===========    ========      =======       ======       ===========

                See accompanying notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended
                                                                                -----------------
                                                                   Sept 30, 1998                     Sept 30, 1997
                                                                   -------------                     -------------
Cash flow from operating activities:
   Net income                                                            $ 493,785                       $ 437,307
    Adjustments to reconcile net income to net
      cash used in operating activities:
       Equity in income of joint venture                                  (548,434)                       (486,668)
       Amortization of organization costs                                        0                           1,042
       Changes in assets and liabilities:
          Prepaids & other assets                                                0                             350
          Due to affiliates                                                      0                          30,000
          Accounts payable                                                       0                          (4,482)
                                                                         ---------                       ---------
           Net cash used in operating
             activities                                                    (54,649)                        (22,451)
                                                                         ---------                       ---------
Cash flow from investing activities:
       Distributions received from joint
          ventures                                                         946,007                         848,128

       Investment in joint ventures                                        (19,270)                       (119,323)
                                                                         ---------                       ---------
           Net cash provided by investing
             activities                                                    926,737                         728,805
                                                                         ---------                       ---------

Cash flow from financing activities:
       Partnership distributions paid                                     (877,546)                       (782,961)
                                                                         ---------                       ---------
           Net decrease in cash and cash
                equivalents                                                 (5,458)                        (76,607)


Cash and cash equivalents, beginning of year                                91,678                         252,283
                                                                         ---------                       ---------

Cash and cash equivalents, end of period                                 $  86,220                       $ 175,676
                                                                         =========                       =========

Supplemental Schedule of noncash investing
       activities - deferred project costs
          applied to investing activities                                $       0                       $   5,843
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

     As of September 30, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture; (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center"), which are owned by the Fund IV - Fund V Joint Venture; (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V - Fund VI Joint Venture; (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture; and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1997.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of September 30, 1998, the properties owned by the Partnership were 93% occupied. Gross revenues of the Partnership were $552,152 for the nine months ended September 30, 1998, as compared to $494,633 for the nine months ended September 30, 1997. Gross revenues and net income have increased for the nine months ended September 30, 1998, over 1997 levels due chiefly to increased income from joint ventures.

     Net cash used in operating activities increased for the nine months ended September 30, 1998 as compared to 1997, due primarily to a decrease in due to affiliates. The decrease in the change in cash and cash equivalents of $(76,607) for the nine months ended September 30, 1997, to $(5,458) for the nine months ended September 30, 1998, was due primarily to the decrease in investments in joint ventures.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $.19 per Class A Unit for the three months ended September 30, 1998, as compared to $.18 per Class A Unit for the three months ended September 30, 1997. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners.

     The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to Limited Partners. At this time, given the nature of the joint ventures in which the Partnership has invested, there are no know improvements and renovations to the properties expected to be funded from cash flow operations.

     The General Partners have verified that all operational computer systems are year 2000 compliant. This included systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year 2000. Therefore, it is not anticipated that the year 2000 will have significant impact on operations.

     Recent Accounting Pronouncements
     --------------------------------

     Statement of Financial Accounting Standard (SFAF) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 13, 1997. None of the transactions required to be reported in other comprehensive income pertain to the Partnership; consequently, adoption of this statement had no impact on the partnership's disclosures.

PROPERTY OPERATIONS
-------------------

As of September 30, 1998, the Partnership owned interests in the following operational properties:

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                              Three Months Ended              Nine Months Ended
                                        ------------------------------  ------------------------------
                                        Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                        --------------  --------------  --------------  --------------
Revenues:
Rental Income                                $242,755        $242,754        $728,693        $725,465
                                             --------        --------        --------        --------

Expenses:
  Depreciation                                 87,647          87,647         262,939         262,939
  Management & leasing expenses                 9,890           9,889          29,670          29,781
  Other operating expenses                      3,044           3,174           9,785           7,937
                                             --------        --------        --------        --------
                                              100,581         100,710         302,394         300,657
                                             --------        --------        --------        --------

Net income                                   $142,174        $142,044        $426,299        $424,808
                                             ========        ========        ========        ========

Occupied %                                        100%            100%            100%            100%

Partnership's Ownership % in the
  Fund V-VI-VII Joint Venture                    16.5%           16.5%           16.5%           16.5%

Cash Distribution to Partnership             $ 38,213        $ 38,191        $114,602        $114,835

Net Income Allocated to the
  Partnership                                $ 23,402        $ 23,380        $ 70,169        $ 69,923

Rental income increased slightly for the nine months ended September 30, 1998, compared to the same period of 1997. Operating expenses increased slightly, due primarily to accounting and administrative fees increasing, as compared to 1997. Cash distributions to the Partnership and net income allocated to the Partnership remained relatively stable for the nine months ended September 30, 1998 and 1997.

IBM Jacksonville /Fund IV - Fund V Joint Venture
------------------------------------------------

                                                 Three Months Ended              Nine Months Ended
                                           ------------------------------  ------------------------------
                                           Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                           --------------  --------------  --------------  --------------
Revenues:
Rental Income                                   $366,140        $365,993      $1,098,028      $1,098,106
                                                --------        --------      ----------      ----------

Expenses:
  Depreciation                                    79,524          79,545         238,572         238,550
  Management & leasing expenses                   45,762          51,852         144,239         139,614
  Other operating expenses                       154,576         177,786         252,853         278,460
                                                --------        --------      ----------      ----------
                                                 279,862         309,183         635,664         656,624
                                                --------        --------      ----------      ----------

Net income                                      $ 86,278        $ 56,810      $  462,364      $  441,482
                                                ========        ========      ==========      ==========

Occupied %                                            94%            100%             94%            100%

Partnership's Ownership %                           62.4%           61.9%           62.4%           61.9%

Cash Distribution to Partnership                $116,499        $115,967      $  398,396      $  400,736

Net Income Allocated to the
  Partnership                                   $ 53,824        $ 35,348      $  288,368      $  274,316


Rental income for the IBM Jacksonville remained relatively stable in 1998, as compared to 1997 while occupancy has decreased. Per their lease, IBM has vacated approximately 5,700 square feet, but are paying increased rental rates on their remaining space. Operating expenses decreased slightly in 1998 due primarily to differences in the prior year estimate of common area maintenance billings to tenants which have been recorded in 1998. Cash distributions remained relatively stable for 1998 and 1997. The Partnership contributed cash fundings to the Joint Venture for construction, which slightly increased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Medical Center Property/Fund IV - Fund V Joint Venture
----------------------------------------------------------

                                               Three Months Ended              Nine Months Ended
                                         ------------------------------  ------------------------------
                                         Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                         --------------  --------------  --------------  --------------
Revenues:
  Rental income                               $128,171        $108,458        $364,210        $296,207
  Interest income                                5,769           2,448          10,288           7,371
                                              --------        --------        --------        --------
                                               133,940         110,906         374,498         303,578
                                              --------        --------        --------        --------
Expenses:
  Depreciation                                  44,525          41,305         133,573         122,440
  Management & leasing expenses                 15,819          14,056          46,489          43,753
  Other operating expenses                      53,244          39,007         133,715         121,059
                                              --------        --------        --------        --------
                                               113,588          94,368         313,777         287,252
                                              --------        --------        --------        --------

Net income                                    $ 20,352        $ 16,538        $ 60,721        $ 16,326
                                              ========        ========        ========        ========

Occupied %                                          82%             82%             82%             82%

Partnership's Ownership %                         62.4%           61.9%           62.4%           61.9%

Cash Distribution to Partnership              $ 45,487        $ 26,389        $135,646        $ 79,852

Net Income  Allocated to the
  Partnership                                 $ 12,697        $ 10,290        $ 37,873        $ 10,162

Rental income, expenses and cash distributions increased for the nine months ended September 30, 1998, over the same period in 1997, due primarily to an increase in occupancy level of the property in the second quarter of 1997 and a correction in the straight line rent calculation in 1997. Expenses increased in 1998, as compared to 1997, due primarily to the increased occupancy over the nine months ended September 30, 1998. The Partnership contributed cash fundings to the Joint Venture for construction, which increased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Hartford Building/Fund V - Fund VI Joint Venture
----------------------------------------------------

                                              Three Months Ended              Nine Months Ended
                                        ------------------------------  ------------------------------
                                        Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                        --------------  --------------  --------------  --------------
Revenues:
Rental Income                                $179,374        $179,374        $538,124        $538,124
                                             --------        --------        --------        --------

Expenses:
  Depreciation                                 73,005          73,005         219,015         219,015
  Management & leasing expenses                 7,242           7,772          20,140          23,014
  Other operating expenses                      4,099          (3,393)         13,887         (15,821)
                                             --------        --------        --------        --------
                                               84,346          77,384         253,042         226,208
                                             --------        --------        --------        --------

Net income                                   $ 95,028        $101,990        $285,082        $311,916
                                             ========        ========        ========        ========

Occupied %                                        100%            100%            100%            100%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                 46.5%           46.5%           46.5%           46.5%

Cash Distribution to Partnership             $ 78,965        $ 82,221        $236,157        $251,347

Net Income Allocated to the
  Partnership                                $ 44,217        $ 47,485        $132,649        $146,377

Net income decreased and expenses increased for the nine months ended September 30, 1998, as compared to 1997, due primarily to an insurance reimbursement from the tenant in 1997, which was recorded in other operating expenses.

Stockbridge Village II/Fund V - Fund VI Joint Venture
-----------------------------------------------------

                                             Three Months Ended              Nine Months Ended
                                       ------------------------------  ------------------------------
                                       Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                       --------------  --------------  --------------  --------------
Revenues:
Rental Income                                $59,070        $ 55,886        $176,958        $175,164
                                             -------        --------        --------        --------

Expenses:
  Depreciation                                25,425          24,580          76,553          68,272
  Management & leasing expenses                7,057          11,860          22,731          23,214
  Other operating expenses                    11,840          21,522          36,033         113,768
                                             -------        --------        --------        --------
                                              44,322          57,962         135,317         205,254
                                             -------        --------        --------        --------

Net income (loss)                            $14,748        $ (2,076)       $ 41,641        $(30,090)
                                             =======        ========        ========        ========

Occupied %                                        72%             72%             72%             72%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                46.5%           46.5%           46.5%           46.5%

Cash Distribution to Partnership             $17,880        $ 10,104        $ 52,557        $ 15,470

Net  Income  (Loss) Allocated to the
  Partnership                                $ 6,863        $   (968)       $ 19,376        $(14,110)

Other operating expenses decreased and net income increased in 1998, as compared to 1997, due primarily to a bad debt reserve recorded in 1997, for Glenn's Open Pit Bar-B-Que, which had vacated 4,303 square feet of space as of April 1, 1997. Efforts are being made to re-lease the space.

                          PART II - OTHER INFORMATION
                          ---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WELLS REAL ESTATE FUND V, L.P.

     Dated: November 10, 1998  By: /s/ Leo F. Wells, III
                                   ---------------------
                               Leo F. Wells, III, as Individual
                               General Partner and as President,
                               Sole Director and Chief Financial
                               Officer of Wells Capital, Inc., the
                               General Partner of Wells Partners, L.P.