Form 10-K
period 1998-12-31
WELLS REAL ESTATE FUND V L P
filed 1999-03-30
CIK 869713

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended             December 31, 1998               or
                          -------------------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                         to
                               ----------------------     ------------------
Commission file number        0-21580
                      ------------------------------------------------------
                              Wells Real Estate Fund V, L. P.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Georgia                                      58-1936904
----------------------------          --------------------------------------
State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road Norcross, Georgia           30092
----------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (770) 449-7800
                                                  --------------------------
Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class              Name of exchange on which registered
----------------------------          ------------------------------------
             NONE                                     NONE

Securities registered pursuant to Section 12 (g) of the Act:

                                 Class A Unit
----------------------------------------------------------------------------
                               (Title of Class)

                                 Class B Unit
----------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ----     -----

Aggregate market value of the voting stock held by non-affiliates:
                                                               Not Applicable
                                                               --------------

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

As of December 31, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture; (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center Project"), which are owned by the Fund IV - Fund V Joint Venture; (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V - Fund VI Joint Venture; (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture; and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1998.

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

ITEM 2.  PROPERTIES.
--------------------

The Partnership owns interest in five properties through its investment in joint ventures of which four are office buildings and one is a retail building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1998, these properties were 94% occupied, as compared to 95% at December 31, 1997, 92% at December 31, 1996.



                [The Remainder of Page Left Intentionally Blank]

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1998, assuming no exercise of renewal options or termination rights:

                                                          Partnerships
Year of         Number of                  Annualized       Share of        Percentage of     Percentage of
Lease            Leases       Square       Gross Base      Annualized        Total Square    Total Annualized
Expiration      Expiring   Feet Expiring     Rent(1)     Gross Base Rent(1)  Feet Expiring      Base Rent
--------------------------------------------------------------------------------------------------------------

1999               2         26,855           584,286        364,770             9.6%               14.7%
2000               5          8,898           141,169         88,132             3.2%                3.5%
2001               0              -                 -              -                -                   -
2002               1          1,080            16,692          7,758             0.4%                0.4%
2003(2)            3        141,732         1,802,112      1,010,617            50.3%               45.3%
2004               4         13,157           280,990        143,565             4.7%                7.1%
2005               2          8,351            94,260        58,847              3.0%                2.4%
2006(3)            2         80,969         1,059,373       200,897             28.8%               26.6%
2007               0              -                 -            -                 -                   -
2008               0              -                 -            -                 -                   -
-------------------------------------------------------------------------------------------------------------

                  19        281,042         3,978,882     1,874,586            100.0%              100.0%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2) Expiration of IBM with 68,100 square feet at the Jacksonville Property and of Hartford Accident and Indemnity Company at the Hartford Building with 71,000 square feet.

(3)  Expiration of Marathon with 76,000 square feet at the Marathon Property.


The following describes the properties in which the Partnership owns an interest as of December 31, 1998:

Fund IV - Fund V Joint Venture
------------------------------

On April 14, 1992, the Partnership and Wells Real Estate Fund IV, L.P. ("Wells Fund IV"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund IV and Fund V Associates (the "Fund IV - Fund V Joint Venture"). The investment objectives of Wells Fund IV are substantially identical to those of the Partnership. As of December 31, 1998, the Partnership had contributed approximately $7,892,651, and Wells Fund IV had contributed approximately $4,736,173 to the Fund IV -Fund V Joint Venture. The Partnership holds an approximate 62% equity interest, and Wells Fund IV holds an approximate 38% equity interest in the Fund IV - Fund V Joint Venture. The Partnership owns interests in the following two properties through the Fund IV - Fund V Joint
Venture:

The Jacksonville Project
------------------------

On June 8, 1992, the Fund IV-Fund V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida at a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet (the "Jacksonville Project"). As of December 31, 1998, the Partnership contributed $4,961,709, and Wells Fund IV contributed $3,439,947 to the Fund IV-Fund V Joint Venture to fund the acquisition and development of the Jacksonville Project.

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

The occupancy rates for the Jacksonville Project at year end were 94% in 1998, 100% in 1997 and 1996. The average effective annual rental per square foot at the Jacksonville Project was $16.69 for 1998, $16.71 for 1997 and 1996.

The Medical Center Project
--------------------------

On September 14, 1992, the Fund IV-Fund V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the "Medical Center Project"). As of December 31, 1998, the Partnership had contributed $2,930,942, and Wells Fund IV had contributed $1,296,226 to the Fund IV - Fund V Joint Venture for the acquisition and development of the Medical Center Project.

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

The occupancy rate for  Medical Center Project at year end was 92% in 1998, 81%
in 1997 and 67% in 1996.   The average effective annual rental per square foot
at the Medical Center Project was $ 13.46 for 1998, $10.93 for 1997 and $11.83 for 1996.

Fund V - Fund VI Joint Venture
------------------------------

On December 27, 1993, The Partnership and Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund V and Fund VI Associates (the "Fund V - Fund VI Joint Venture"). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. As of December 31, 1998, the Partnership had contributed approximately $4,544,601, and Wells Fund VI had contributed approximately $5,321,268 to the Fund V - Fund VI Joint Venture. The Partnership currently holds an approximately 46.5% equity interest, and Wells Fund VI holds an approximately 53.5% equity interest in the Fund V - Fund VI Joint Venture.
It is anticipated that Wells Fund VI will fund an additional $17,000 toward the completion oftenant improvement at the Stockbridge Village II Project, at which time, it is anticipated that the Partnership will hold an approximate 46% equity interest in the Fund V - Fund VI Joint Venture. The Partnership owns interests in the following two properties through the Fund V - Fund VI Joint Venture:


The Hartford Building
---------------------

On December 29, 1993, the Fund V - Fund VI Joint Venture purchased the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet from Hartford Accident and Idemnity Company for a purchase price $6,900,000. The Hartford Building is located on 5.56 acres of land in Southington, Hartford County, Connecticut. The funds used by the Fund V - Fund VI Joint Venture to acquire the Hartford Building were derived from capital contributions made by the Partnership and Wells Fund VI totaling $3,508,797 and $3,432,707, respectively, for total capital contributions to the Fund V - Fund VI Joint Venture of $6,941,504.

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

The occupancy rate for the Hartford Building at year end was 100% for the years ended December 31, 1998, 1997 and 1996. The average effective annual rental per square foot at the Hartford Building was $10.11 for 1998, 1997 and 1996.

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

Glenn's Open Pit Bar-B-Que leased 4,303 square feet of the second retail building for a six year term beginning July 1, 1995 and vacated in April, 1997, owing substantial rent. The receivable from Glenn's was collected in December, 1997. This space has been leased with occupancy expected in early 1999.

The total cost to complete Stockbridge Village II is approximately $2,941,000. As of December 31, 1998, the Partnership contributed $1,035,804 and Wells Fund VI had contributed $1,888,561 to the Fund V - Fund VI Joint Venture for the acquisition and development of Stockbridge Village II.

The occupancy rate for the Stockbridge Village II Project at year end was 72% for 1998 and 1997 and 61% for 1996. The average effective annual rental per square foot at the Stockbridge Village II was $14.90 for 1998, $14.88 for 1997 and $12.43 for 1996.

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

The occupancy rate for the Marathon Building at year end was 100% for 1998,
1997, and 1996.   The average effective annual rental per square foot in the
Marathon Building was $12.78 for 1998, $12.74 for 1997,  and $12.78 for 1996.


ITEM 3. LEGAL PROCEEDINGS.
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1998.

                                    PART II
                                    -------

Item 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

As of February 28, 1999, the Partnership had 1,559,021 outstanding Class A Units held by a total of 1,597 Limited Partners and 141,581 outstanding Class B Units held by a total of 76 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership, as of December 31, 1998, to be $11.49 per Class A Unit and $14.92 per Class B Unit based on market conditions existing in early December, 1998. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

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

                                                 Per Class A Unit
                                             -------------------------
         Distributions For   Total Cash      Investment    Return of
         Quarter Ended       Distribution    Income        Capital
         -------------------------------------------------------------

         March 31, 1997        $262,966       $0.17          $0.00
         June 30, 1997         $272,997       $0.17          $0.00
         Sept. 30, 1997        $277,959       $0.18          $0.00
         Dec. 31, 1997         $288,503       $0.08          $0.11
         March 31, 1998        $289,025       $0.09          $0.10
         June 30, 1998         $300,005       $0.14          $0.05
         Sept. 30, 1998        $296,796       $0.08          $0.11
         Dec. 31, 1998         $273,913       $0.09          $0.09

The fourth quarter distribution was accrued for accounting purposes in 1998, and was not actually paid to the limited partners holding Class A units until February 1999. Even though there is no guarantee, the General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 1999 at a level at least comparable with 1998 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The Partnership commenced the offering on March 6, 1992, but did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on April 27, 1992.

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1998, 1997, 1996, 1995 and 1994.

                                        1998             1997                  1996                  1995                  1994
                                  -------------------------------------------------------------------------------------------------
Total assets                       $13,038,503      $13,586,464          $14,092,081             $14,597,710           $14,875,082
Total revenues                         708,264          633,247              590,839                 764,624               656,958
Net income                             622,106          559,801              505,650                 689,639               561,721
Net income/(loss) allocated
  to General Partners                        0                0                    0                       0                (1,051)
Net income allocated to
  Class A Limited Partners             622,106          559,801            1,095,296               1,124,203               879,232
Net loss allocated to
  Class B Limited Partners                   0                0             (589,646)               (434,564)             (316,460)
Net income per weighted
 average (1) Class A
 Limited Partner Unit                      .40              .36                  .71                     .73                   .58
Net loss per weighted
 average (1) Class B
 Limited Partner Unit                        0                0                (3.78)                  (2.72)                (1.78)
Cash Distributions per
weighted average (1)
 Class A Limited Partner
 Unit:
 Investment Income                         .40              .60                  .65                     .66                   .51
 Return of Capital                         .35              .11                  .00                     .00                   .00


(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased or converted by Limited Partners in the Partnership.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Gross revenues of the Partnership were $708,264 for the year ended December 31, 1998, as compared to $633,247 for the year ended December 31, 1997 and $590,839 for the year ended December 31, 1996. Interest income decreased from 1996 to 1997 and 1998 due to a greater amount of investor funds invested in interest bearing accounts in 1996 than in 1997 and 1998. Gross revenues and net income increased for the year 1998, as compared to 1997 and 1996, due primarily to increased equity in income from the joint ventures.

Expenses of the Partnership increased to $86,158 for the year ended December 31, 1998 from $73,446 for the year ended December 31, 1997 and $85,189 for the year ended December 31, 1996, due primarily to fluctuations in legal and accounting costs and in partnership administration expenses.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.75 per Class A Unit for the year ended December 31, 1998, $.71 per Class A Unit for the year ended December 31, 1997 and $.65 per Class A Unit for the year ended December 31, 1996. No cash distributions were made to the Limited Partners holding Class B Units. Distributions accrued for the fourth quarter of 1998 were paid in February, 1999.

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

Property Operations
-------------------

As of December 31, 1998, the Partnership's ownership interest in Fund IV-Fund V Joint Venture was 62.4%, in Fund V-Fund VI Joint Venture 46.5% and in Fund V-VI-VII Joint Venture 16.5%.

As of December 31, 1998, the Partnership owned interests through interests in joint ventures in the following operational properties:

The Jacksonville Project/Fund IV-Fund V Joint Venture
-----------------------------------------------------

                                                       For the Year Ended December 31
                                       ---------------------------------------------------------------
                                              1998                  1997                  1996
                                      --------------------  --------------------  --------------------
Revenues:
  Rental income                                $1,461,916            $1,464,097            $1,463,969
                                               ----------            ----------            ----------

Expenses
  Depreciation                                    318,096               318,100               317,252
  Management & leasing expenses                   190,928               184,623               183,652
  Other operating expenses                        401,622               431,278               480,241
                                               ----------            ----------            ----------
                                                  910,646               934,001               981,145
                                               ----------            ----------            ----------

Net income                                     $  551,270            $  530,096            $  482,824
                                               ==========            ==========            ==========

Occupied %                                             94%                  100%                  100%

Partnership's Ownership % in the
 Fund IV-Fund V Joint Venture                        62.4%                 62.4%                 61.9%

Cash Distribution to the Partnership           $  506,517            $  503,015            $  459,672

Net Income Allocated to the
  Partnership                                  $  343,868            $  329,540            $  298,749


Rental income decreased slightly in 1998 as compared to 1997 and 1996 due to decreased occupancy. Expenses decreased in 1998 as compared to 1997 due primarily to savings in various building operating expenses. Cash distributions remained stable in 1998 as compared to 1997. Net income increased in 1998, as compared to 1997 and 1996 levels, due primarily to savings in operating expenses.

The Jacksonville Project incurred property taxes of $ 188,333 for 1998, $180,405 for 1997, and $172,732 for 1996.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The Medical Center Project/Fund IV-Fund V Joint Venture
-------------------------------------------------------

                                                       For the Year Ended December 31
                                      ----------------------------------------------------------------
                                              1998                  1997                  1996
                                      --------------------  --------------------  --------------------
Revenues:
  Rental income                                  $480,419              $387,453              $419,387
  Interest income                                  12,908                 9,193                12,884
                                                 --------              --------              --------
                                                  493,327               396,646               432,271
                                                 --------              --------              --------

Expenses
  Depreciation                                    178,095               166,939               159,523
  Management & leasing expenses                    61,950                55,591                54,242
  Other operating expenses                        170,664               187,339               219,120
                                                 --------              --------              --------
                                                  410,709               409,869               432,885
                                                 --------              --------              --------

Net Income (loss)                                $ 82,618              $(13,223)             $   (614)
                                                 ========              ========              ========

Occupied %                                             92%                   81%                   67%

Partnership's Ownership % in the
 Fund IV-Fund V Joint Venture                        62.4%                 62.4%                 61.9%

Cash Distribution to the Partnership             $181,881              $121,661              $109,464

Net Income (loss) Allocated to the
  Partnership                                    $ 51,542              $ (8,247)             $   (380)


Rental income increased in 1998 over 1997 and 1996 levels due to increased lease up at the Medical Center Project but decreased in 1997, due to a prior year straight line rent adjustment. Occupancy increased to 92% in 1998, as compared to 81% (on both buildings) in 1997 and 67% 1996. Expenses remained stable in 1998, as compared to 1997, but decreased when compared to 1996. Depreciation increased in 1998 and 1997 due to the increased tenant build-out.

Cash distributions allocated to the Partnership have increased over prior year levels due primarily to the lease up of the project and savings in operating expenses. Cash fundings to the Joint Venture for construction were contributed by Wells Fund V which increased its ownership interest and decreased the Partnership's ownership interest in the Fund IV -- V-Joint Venture.

The Medical Center Project incurred property taxes of $36,862 for 1998, $35,691 for 1997, and $37,898 for 1996.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additions information on tenants, etc. refer to Item 2, Properties, Page 3.

The Hartford Building - Fund V - Fund VI Joint Venture
------------------------------------------------------

                                                       For the Year Ended December 31
                                      ----------------------------------------------------------------
                                              1998                  1997                  1996
                                      --------------------  --------------------  --------------------
Revenues:
   Rental income                                 $717,499              $717,499              $717,499
                                                 --------              --------              --------

Expenses
  Depreciation                                    292,032               292,030               292,031
  Management & leasing expenses                    27,719                30,189                28,700
  Other operating expenses                         10,530                (9,982)               13,948
                                                 --------              --------              --------
                                                  330,281               312,237               334,679
                                                 --------              --------              --------

Net income                                       $387,218              $405,262              $382,820
                                                 ========              ========              ========

Occupied %                                            100%                  100%                  100%

Partnership's Ownership % in the
 Fund V-Fund VI Joint Venture                        46.5%                 46.5%                 47.5%

Cash Distribution to the Partnership             $318,379              $329,507              $323,753

Net Income Allocated to the
  Partnership                                    $180,142              $189,813              $181,919


Net income decreased and expenses increased in 1998, as compared to 1997, due primarily to an insurance reimbursement received in 1997 from the tenant for prior year's expenses.

The Partnership's ownership in the Fund V-Fund VI Joint Venture decreased from 47.5% in 1996, to 46.5% in 1997 and 1998 due to additional fundings by Wells Fund VI, which increased Wells Fund VI's ownership interest and decreased the Partnership's ownership interest in the Fund V- Fund VI Joint Venture.

Cash distributions remained relatively stable from 1998 as compared to 1997 and 1996. Net income allocated to the Partnership decreased in 1998 as compared to 1997 due to decreased insurance reimbursement as discussed above but increased in 1997 as compared to 1996, due to the insurance reimbursement discussed above.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3. For more detailed financial information regarding the historical operations of the Hartford Building, refer to the Financial Statements, as of December 31, 1998, 1997 and 1996 regarding The Hartford Building commencing at page F-29 of this Annual Report on Form 10-K.

Stockbridge Village II - Fund V - Fund VI Joint Venture
-------------------------------------------------------

                                                       For the Year Ended December 31
                                      ----------------------------------------------------------------
                                              1998                  1997                  1996
                                      --------------------  --------------------  --------------------
Revenues:
  Rental income                                  $235,776              $235,508              $196,629
                                                 --------              --------              --------

Expenses
  Depreciation                                    101,971                96,357                79,239
  Management & leasing expenses                    29,648                35,423                19,786
  Other operating expenses                         32,156                62,725                90,216
                                                 --------              --------              --------
                                                  163,775               194,505               189,241
                                                 --------              --------              --------

Net income                                       $ 72,001              $ 41,003              $  7,388
                                                 ========              ========              ========

Occupied %                                             72%                   72%                   61%

Partnership's Ownership % in the
 Fund V-Fund VI Joint Venture                        46.5%                 46.5%                 47.5%

Cash Distribution to the Partnership             $ 77,808              $ 60,871              $ 37,193

Net Income Allocated to the
  Partnership                                    $ 33,488              $ 18,970              $  3,519


Net income is greater in 1998, as compared to 1997, due primarily to increased CAM reimburstments from tenants. Operating expenses have decreased for 1997, from 1996 levels due primarily to a bad debt recovery in 1997, and decreased in 1998 from 1997 due to increased CAM billings to tenants.

The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture decreased to 46.5% in 1998 and 1997 from 47.5% in 1996 due to additional investments by Wells Fund VI which increased Wells Fund VI's ownership interest and decreased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

The Stockbridge Village II Project incurred property taxes of $23,508 for 1998, $25,491 for 1997 and $22,835 for 1996.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                                       For the Year Ended December 31
                                      ---------------------------------------------------------------
                                              1998                  1997                  1996
                                      --------------------  ---------------------  -------------------
Revenues:
  Rental income                                  $971,447               $968,219             $971,017
                                                 --------               --------             --------

Expenses
  Depreciation                                    350,585                350,585              350,585
  Management & leasing expenses                    34,632                 39,671               38,841
  Other operating expenses                         12,261                 11,905               14,636
                                                 --------               --------             --------
                                                  397,478                402,161              404,062
                                                 --------               --------             --------

Net income                                       $573,969               $566,058             $566,955
                                                 ========               ========             ========

Occupied %                                            100%                   100%                 100%

Partnership's Ownership % in the
 Fund V-VI-VII Joint Venture                         16.5%                  16.5%                16.5%

Cash Distribution to the Partnership             $153,446               $152,896             $141,385

Net Income Allocated to the
  Partnership                                    $ 94,475               $ 93,173             $ 93,321

Rental income remained relatively stable in 1998, 1997 and 1996. Operating expenses increased slightly due to accounting fees and administrative fees increasing, as compared to 1997. Cash distributions to the partnership and net income allocated to Partnership remained relatively stable for 1998.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For Comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

Liquidity and Capital Reserves
------------------------------

During its offering, which terminated on March 3, 1993, the Partnership raised a total $17,006,020 in capital through the sale of 1,700,602 units. No additional units will be sold by the Partnership. As of December 31, 1998, the Partnership incurred $3,145,282 in commission fees, acquisition fees, organization and offering costs; invested $13,774,757 in properties; reserved $85,981 as working capital reserves. No funds have been reserved by the Partnership for investment in the Fund V - Fund VI Stockbridge Village II Project.

Pursuant to the terms of the Partnership Agreement, the Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses required to operate the Partnership for a six-month period not the be reduced below 1% of Limited Partners' capital contributions. As set forth above, in order to fund tenant improvements of approximately $84,079 the General Partners have used a portion of the Partnership's working capital reserves to reduce the balance below this minimum amount, rather than funding out of operating cash flow. The General Partners anticipated that the remaining $85,981 in working capital reserves will be sufficient to meet its future needs.

The Partnership's net cash used in operating activities increased from $65,728 for the year ended December 31, 1996 to $66,556 for the year ended December 31, 1997 to $77,135 for the year ended December 31, 1998 primarily due to decreases in interest income in 1998 and 1997 and changes in accounts payable. Net cash provided by investing activities fluctuated from $1,072,610 in 1996 and $966,869 in 1997 and $1,223,796 in 1998 primarily due to changes in investments in joint ventures and increases in distributions received from joint ventures.

The Partnership's distributions paid and payable through the fourth quarter of 1998 have been paid from net cash from operations and from a return of capital. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

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

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and is expected to be completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

     As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the first quarter of 1999. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

     The Partnership is in the process of confirming with the Partnership's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Partnership has relationships have confirmed their Year 2000 readiness.

     The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

     The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

  The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the Advisor of the Partnership.

  Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

There were no disagreements with the Partnership's accountants or other reportable events during 1998.


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


     Leo F. Wells, III.  Mr. Wells is a resident of Atlanta, Georgia, is 55
     -----------------
years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

Item 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
----------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1998.


                            CASH COMPENSATION TABLE

          (A)                                (B)              (C)
Name of individual or      Capacities in which served
number in group            -Form of Compensation         Cash Compensation
---------------------      --------------------------    -----------------

Wells Management           Property Manager-               $109,011 (1)
Company, Inc.              Management and Leasing
                           Fees


(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1998 but not actually paid until January, 1999.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------


No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1999.

     (1)                  (2)                  (3)                (4)
Title of Class    Name and Address of    Amount and Nature   Percent of Class
                  Beneficial Owner       of Beneficial
                                         Ownership
--------------    -------------------    -----------------   ----------------

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:


Interest in Partnership Cash Flow and Net Sale Proceeds.  The General Partners
-------------------------------------------------------
will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have received no distribution from cash flow or net sales proceeds in 1998.


Property Management and Leasing Fees.  Wells Management Company, Inc., an
------------------------------------
affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $109,011 in cash compensation for the year ended December 31, 1998.


Real Estate Commissions.  In connection with the sale of Partnership properties,
-----------------------
the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1998, no real estate commissions were paid to the General Partners or their affiliates.

                                    PART IV
                                    -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------



(a)1. The Financial Statements are contained on pages F-2 through F-32 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.   Financial Statement Schedule III
        Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1998.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)     See (a) 2.

                       INDEX TO THE FINANCIAL STATEMENTS


Financial Statements                                                    Page
--------------------                                                    ----

Independent Auditors' Reports                                           F-2

Balance Sheets as of December 31, 1998 and 1997                         F-3

Statements of Income for the Years Ended December
   31, 1998, 1997 and 1996                                              F-4

Statements of Partners' Capital for the Years Ended
   December 31, 1998, 1997 and 1996                                     F-5

Statements of Cash Flows for the Years Ended
   December 31, 1998, 1997, 1996                                        F-6

Notes to Financial Statements for December 31, 1998
   1997 and 1996                                                        F-7

Audited Financial Statements - The Hartford Building                    F-26


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund V, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND V, L.P. (a Georgia public limited partnership) as of December 31, 1998 and 1997 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund V, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 27, 1999

                         WELLS REAL ESTATE FUND V, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



                                     ASSETS

                                                    1998                1997
                                                -----------         ------------
INVESTMENT IN JOINT VENTURES                    $12,673,831         $13,189,076

CASH AND CASH EQUIVALENTS                            63,998              91,678

DUE FROM AFFILIATES                                 300,674             305,710
                                                -----------         -----------
       Total assets                             $13,038,503         $13,586,464
                                                ===========         ===========

                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses          $     4,274         $         0
 Partnership distributions payable                  273,916             288,518
                                                -----------         -----------
       Total liabilities                            278,190             288,518
                                                -----------         -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Limited partners:
   Class A                                       12,760,313          13,297,946
   Class B                                                0                   0
                                                -----------         -----------
       Total partners' capital                   12,760,313          13,297,946
                                                -----------         -----------
       Total liabilities and partners' capital  $13,038,503         $13,586,464
                                                ===========         ===========


      The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                                                  1998            1997              1996
                                                                ---------       --------         ---------
REVENUES:
 Equity in income of joint ventures                             $703,515        $623,249       $  577,128
 Interest income                                                   4,749           9,998           13,711
                                                                --------        --------       ----------
                                                                 708,264         633,247          590,839
                                                                --------        --------       ----------
EXPENSES:
 Partnership administration                                       60,292          42,496           50,578
 Legal and accounting                                             17,900          20,937           23,719
 Amortization of organization costs                                    0           1,042            6,250
 Computer costs                                                    7,966           8,971            4,642
                                                                --------        --------       ----------
                                                                  86,158          73,446           85,189
                                                                --------        --------       ----------
NET INCOME                                                      $622,106        $559,801         $505,650
                                                                ========        ========       ==========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                $622,106        $559,801       $1,095,296
                                                                ========        ========       ==========
NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                  $      0        $      0       $ (589,646)
                                                                ========        ========       ==========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT    $   0.40        $   0.36       $     0.71
                                                                ========        ========       ==========

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT      $   0.00        $   0.00       $    (3.78)
                                                                ========        ========       ==========

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED
 PARTNER UNIT                                                   $   0.75        $   0.71       $     0.65
                                                                ========        ========       ==========


        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                Limited Partners
                                                  --------------------------------------------
                                                          Class A                Class B            Total
                                                  ----------------------   -------------------     Partners'
                                                    Units       Amount      Units      Amount      Capital
                                                  ---------  -----------   -------   ---------   -----------
BALANCE, DECEMBER 31, 1995                        1,541,017  $13,736,181   159,585   $ 604,978   $14,341,159

 Net income (loss)                                        0    1,095,296         0    (589,646)      505,650
 PARTNERSHIP DISTRIBUTIONS                                0   (1,006,239)        0           0    (1,006,239)
 Class B conversion elections                         5,399       15,332    (5,399)    (15,332)            0
                                                  ---------   ----------   -------   ---------   ------------
BALANCE, DECEMBER 31, 1996                        1,546,416   13,840,570   154,186           0    13,840,570

 Net income                                               0      559,801         0           0       559,801
 PARTNERSHIP DISTRIBUTIONS                                0   (1,102,425)        0           0    (1,102,425)
 Class B conversion elections                         5,000            0    (5,000)          0             0
                                                  ---------   ----------   -------   ---------   -----------
BALANCE, DECEMBER 31, 1997                        1,551,416   13,297,946   149,186           0    13,297,946

 Net income                                               0      622,106         0           0       622,106
 CLASS B CONVERSION ELECTIONS                         7,605            0    (7,605)          0             0
 PARTNERSHIP DISTRIBUTIONS                                0   (1,159,739)        0           0    (1,159,739)
                                                  ---------   ----------   -------   ---------   -----------
BALANCE, DECEMBER 31, 1998                        1,559,021  $12,760,313   141,581   $       0   $12,760,313
                                                  =========  ===========   =======   =========   ===========



        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                                                                   1998          1997          1996
                                                                                -----------  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                    $   622,106   $   559,801   $   505,650
                                                                               -----------   -----------   -----------
 Adjustments to reconcile net income to net cash used in operating activities:
     Equity in income of joint ventures                                           (703,515)     (623,249)     (577,128)
     Amortization of organization costs                                                  0         1,042         6,250
     Changes in assets and liabilities:
       Other assets                                                                      0           350             0
       Accounts payable and accrued expenses                                         4,274        (4,500)         (500)
                                                                               -----------   -----------   -----------
         Total adjustments                                                        (699,241)     (626,357)     (571,378)
                                                                               -----------   -----------   -----------
         Net cash used in operating activities                                     (77,135)      (66,556)      (65,728)
                                                                               -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                                      (19,270)     (154,131)         (225)
 Distributions received from joint ventures                                      1,243,066     1,121,000     1,072,835
                                                                               -----------   -----------   -----------
         Net cash provided by investing activities                               1,223,796       966,869     1,072,610
                                                                               -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners from accumulated earnings                            (1,174,341)   (1,060,918)   (1,010,779)
                                                                               -----------   -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (27,680)     (160,605)       (3,897)
                                                                               -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        91,678       252,283       256,180
                                                                               -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $    63,998   $    91,678   $   252,283
                                                                               ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
   Deferred project costs contributed to joint venture                         $         0   $     5,843   $         0
                                                                               ===========   ===========   ===========



        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND V, L.P.


                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)



                         NOTES TO FINANCIAL STATEMENTS


                       DECEMBER 31, 1998, 1997, AND 1996

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

        . To all the general partners until they have received 100% of their capital contribution, as defined

        . Thereafter, 80% to the limited partners and 20% to the general partners

   Allocation of Net Income, Net Loss, and Gain on Sale

   Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

   Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

   Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1998.

   Depreciation for buildings and improvements is calculated using the straight-line method over 25 years.

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

    Per Unit Data

    Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1998, 1997, and 1996 is computed based on the average number of units outstanding during the period.

    Reclassifications

    Certain prior year items have been reclassified to conform with the current year financial statement presentation.

 2. RELATED-PARTY TRANSACTIONS

    Due from affiliates at December 31, 1998 and 1997 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 1998 and 1997, as follows:

                                                 1998            1997
                                               --------        --------
  Fund IV and V Associates                     $154,358        $144,088
  Fund V and VI Associates                      107,472         123,561
  Fund V, VI, and VII Associates                 38,844          38,061
                                               --------        --------
                                               $300,674        $305,710
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

    The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $109,011, $111,690, and $174,834 for the years ended December 31, 1998, 1997, and 1996, respectively, which were paid to Wells Management.

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

    The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

 3. INVESTMENT IN JOINT VENTURES

    The Partnership's investment and percentage ownership in joint ventures at December 31, 1998 and 1997 are summarized as follows:

                                                      1998                             1997
                                          ----------------------------     ---------------------------
                                             Amount          Percent          Amount          Percent
                                          -----------      -----------     -----------       ---------
    Fund IV and V Associates              $ 7,289,167           62%        $ 7,562,885           62%
    Fund V and VI Associates                4,159,768           47           4,342,324           47
    Fund V, VI, and VII Associates          1,224,896           16           1,283,867           16
                                          -----------                      -----------
                                          $12,673,831                      $13,189,076
                                          ===========                      ===========

   The following is a rollforward of the Partnership's investment in the joint ventures for the years ended December 31, 1998 and 1997:

                                                               1998                1997
                                                          ------------        ------------
    Investment in joint ventures, beginning of year        $13,189,076         $13,573,803
    Equity in income of joint ventures                         703,515             623,249
    Contributions to joint ventures                             19,270             159,974
    Distributions from joint ventures                       (1,238,030)         (1,167,950)
                                                           -----------         -----------
    Investment in joint ventures, end of year              $12,673,831         $13,189,076
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

   Following are the financial statements of Fund IV and V Associates:

                            Fund IV and V Associates
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1998 and 1997

                                     Assets

                                                                              1998               1997
                                                                          -----------        ------------
Real estate assets, at cost:
 Land                                                                     $ 2,011,534        $ 2,011,534
 Building and improvements, less accumulated depreciation of
  $2,184,062 in 1998 and $1,687,871 in 1997                                 9,236,550          9,732,690
 Construction in progress                                                           0                484
                                                                          -----------        -----------
       Total real estate assets                                            11,248,084         11,744,708
Cash and cash equivalents                                                     265,196            214,922
Accounts receivable                                                           364,021            306,264
Prepaid expenses and other assets                                             113,101            126,963
                                                                          -----------        -----------
       Total assets                                                       $11,990,402        $12,392,857
                                                                          ===========        ===========

                                Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                         $    54,732        $    44,374
 Partnership distributions payable                                            222,267            191,134
 Due to affiliates                                                             36,809             30,408
                                                                          -----------        -----------
       Total liabilities                                                      313,808            265,916
                                                                          -----------        -----------
Partners' capital:
 Wells Real Estate Fund IV                                                  4,387,427          4,564,056
 Wells Real Estate Fund V                                                   7,289,167          7,562,885
                                                                          -----------        -----------
       Total partners' capital                                             11,676,594         12,126,941
                                                                          -----------        -----------
       Total liabilities and partners' capital                            $11,990,402        $12,392,857
                                                                          ===========        ===========

                            Fund IV and V Associates
                           (A Georgia Joint Venture)
                              Statements of Income
             for the Years Ended December 31, 1998, 1997, and 1996

                                                             1998        1997        1996
                                                          ---------   ---------  ----------
Revenues:
 Rental income                                           $1,942,336  $1,851,550  $1,883,356
 Interest income                                             12,908       9,193      12,884
 Other income                                                   360         355          98
                                                         ----------  ----------  ----------
                                                          1,955,604   1,861,098   1,896,338
                                                         ----------  ----------  ----------
Expenses:
 Operating costs, net of reimbursements
                                                            511,595     559,646     650,174
 Depreciation                                               496,191     485,039     476,775
 Management and leasing fees                                253,238     240,214     237,894
 Property administration                                     43,329      45,083      39,894
 Legal and accounting                                        17,363      14,243       9,391
                                                         ----------  ----------  ----------
                                                          1,321,716   1,344,225   1,414,128
                                                         ----------  ----------  ----------
Net income                                               $  633,888  $  516,873  $  482,210
                                                         ==========  ==========  ==========

Net income allocated to Wells Real Estate Fund IV        $  238,478  $  195,580  $  183,841
                                                         ==========  ==========  ==========

Net income allocated to Wells Real Estate Fund V         $  395,410  $  321,293  $  298,369
                                                         ==========  ==========  ==========

                            Fund IV and V Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1998, 1997, and 1996

                                                           Wells Real        Wells Real           Total
                                                             Estate            Estate           Partners'
                                                            Fund IV            Fund V            Capital
                                                         -------------     ------------       ------------
Balance, December 31, 1995                                 $4,915,111        $7,976,836         $12,891,947
 Net income                                                   183,841           298,369             482,210
 Partnership contributions                                          0               225                 225
 Partnership distributions                                   (350,676)         (569,136)           (919,812)
                                                           ----------        ----------         -----------
Balance, December 31, 1996                                  4,748,276         7,706,294          12,454,570
 Net income                                                   195,580           321,293             516,873
 Partnership contributions                                          0           159,974             159,974
 Partnership distributions                                   (379,800)         (624,676)         (1,004,476)
                                                           ----------        ----------         -----------
Balance, December 31, 1997                                  4,564,056         7,562,885          12,126,941
 Net income                                                   238,478           395,410             633,888
 Partnership contributions                                          0            19,270              19,270
 Partnership distributions                                   (415,107)         (688,398)         (1,103,505)
                                                           ----------        ----------         -----------
Balance, December 31, 1998                                 $4,387,427        $7,289,167         $11,676,594
                                                           ==========        ==========         ===========

                            Fund IV and V Associates
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                            1998                1997               1996
                                                                        ------------        ------------        ---------
Cash flows from operating activities:
 Net income                                                             $   633,888         $   516,873         $ 482,210
                                                                        -----------         -----------         ---------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                                           496,191             485,039           476,775
     Changes in assets and liabilities:
       Accounts receivable                                                  (57,757)             (8,789)          (61,965)
       Prepaid expenses and other assets                                     13,862                 613            38,029
       Accounts payable                                                      10,791               4,362             7,796
       Due to affiliates                                                      6,401                 (92)            4,671
                                                                        -----------         -----------         ---------
         Total adjustments                                                  469,488             481,133           465,306
                                                                        -----------         -----------         ---------
         Net cash provided by operating activities                        1,103,376             998,006           947,516
                                                                        -----------         -----------         ---------
Cash flows from investing activities:
 Investment in real estate                                                        0            (167,891)          (21,601)
                                                                        -----------         -----------         ---------
Cash flows from financing activities:
 Contributions from joint venture partners                                   19,270             159,974               225
 Distributions to joint venture partners                                 (1,072,372)         (1,004,995)         (921,658)
                                                                        -----------         -----------         ---------
       Net cash used in financing activities                             (1,053,102)           (845,021)         (921,433)
                                                                        -----------         -----------         ---------
Net increase (decrease) in cash and cash equivalents                         50,274             (14,906)            4,482
Cash and cash equivalents, beginning of year                                214,922             229,828           225,346
                                                                        -----------         -----------         ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $   265,196         $   214,922         $ 229,828
                                                                        ===========         ===========         =========

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

   Following are the financial statements for Fund V and VI Associates:

                            FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     Assets

                                                                                1998             1997
                                                                            -----------      ----------
Real estate assets, AT COST:
 Land                                                                       $1,622,733       $1,622,733
 Building and improvements, less accumulated depreciation of
  $1,578,728 in 1998 and $1,184,725 in 1997                                  7,186,970        7,590,973
 Construction in progress                                                        9,763              493
                                                                            ----------      -----------
       Total real estate assets                                              8,819,466        9,214,199
Cash and cash equivalents                                                      213,183          245,298
Accounts receivable                                                             96,830          109,882
Prepaid expenses and other assets                                               49,599           56,002
                                                                            ----------      -----------
       Total assets                                                         $9,179,078       $9,625,381
                                                                            ==========       ==========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                           $   16,477       $   17,885
 Partnership distributions payable                                             206,141          265,539
 Due to affiliates                                                               6,809            9,657
                                                                            ----------      -----------
       Total liabilities                                                       229,427          293,081
                                                                            ----------      -----------
Partners' capital:
 Wells Real Estate Fund V                                                    4,159,768        4,342,324
 Wells Real Estate Fund VI                                                   4,789,883        4,989,976
                                                                            ----------      -----------
       Total partners' capital                                               8,949,651        9,332,300
                                                                            ----------      -----------
       Total liabilities and partners' capital                              $9,179,078       $9,625,381
                                                                            ==========      ===========

                            FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                             1998        1997        1996
                                                          ---------   ---------  ----------
Revenues:
 Rental income                                             $953,275    $953,007    $914,128
                                                         ----------  ----------  ----------
Expenses:
 Depreciation                                               394,003     388,387     371,270
 Operating costs, net of reimbursements                      19,566      39,492      49,873
 Management and leasing fees                                 57,368      65,612      48,486
 Legal and accounting                                         9,107      24,941      10,816
 Property administration                                     14,012      10,425      10,655
 Computer costs                                                   0           0       2,820
 Bad debt (recovery) expense                                      0     (22,115)     30,000
                                                           --------    --------    --------
                                                            494,056     506,742     523,920
                                                           --------    --------    --------
Net income                                                 $459,219    $446,265    $390,208
                                                           ========    ========    ========

Net income allocated to Wells Real Estate Fund V           $213,630    $208,783    $185,438
                                                           ========    ========    ========

Net income allocated to Wells Real Estate Fund VI          $245,589    $237,482    $204,770
                                                           ========    ========    ========

                            FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                             Wells Real       Wells Real          Total
                                                               Estate           Estate          Partners'
                                                               Fund V           Fund VI          Capital
                                                            ----------       ------------      -----------
Balance, December 31, 1995                                  $4,699,427        $5,181,922        $9,881,349
 Net income                                                    185,438           204,770           390,208
 Partnership contributions                                           0            18,130            18,130
 Partnership distributions                                    (360,946)         (398,586)         (759,532)
                                                            ----------        ----------        ----------
Balance, December 31, 1996                                   4,523,919         5,006,236         9,530,155
 Net income                                                    208,783           237,482           446,265
 Partnership contributions                                           0           190,197           190,197
 Partnership distributions                                    (390,378)         (443,939)         (834,317)
                                                            ----------        ----------        ----------
Balance, December 31, 1997                                   4,342,324         4,989,976         9,332,300
 Net income                                                    213,630           245,589           459,219
 Partnership contributions                                           0             9,762             9,762
 Partnership distributions                                    (396,186)         (455,444)         (851,630)
                                                            ----------        ----------        ----------
Balance, December 31, 1998                                  $4,159,768        $4,789,883        $8,949,651
                                                            ==========        ==========        ==========

                            FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                               1998              1997              1996
                                                                            ----------        ----------       ----------
Cash flows from operating activities:
 Net income                                                                 $ 459,219         $ 446,265         $ 390,208
                                                                            ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             394,003           388,387           371,270
     Changes in assets and liabilities:
       Accounts receivable                                                     13,052            10,140           (23,373)
       Prepaid expenses and other assets                                        6,403            (1,033)          (13,827)
       Accounts payable                                                         9,084            (7,867)           15,752
       Due to affiliates                                                       (2,848)            4,120               799
                                                                            ---------         ---------         ---------
         Total adjustments                                                    419,694           393,747           350,621
                                                                            ---------         ---------         ---------
         Net cash provided by operating activities                            878,913           840,012           740,829
                                                                            ---------         ---------         ---------
Cash flows from investing activities:
 Investment in real estate                                                          0          (185,123)          (10,807)
                                                                            ---------         ---------         ---------
Cash flows from financing activities:
 Contributions from joint venture partners                                          0           190,197            18,130
 Distributions to joint venture partners                                     (911,028)         (757,231)         (774,404)
                                                                            ---------         ---------         ---------
         Net cash used in financing activities                               (911,028)         (567,034)         (756,274)
                                                                            ---------         ---------         ---------
Net (decrease) increase in cash and cash equivalents                          (32,115)           87,855           (26,252)
Cash and cash equivalents, beginning of year                                  245,298           157,443           183,695
                                                                            ---------         ---------         ---------
Cash and cash equivalents, end of year                                      $ 213,183         $ 245,298         $ 157,443
                                                                            =========         =========         =========

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

   Following are the financial statements for Fund V, VI, and VII Associates:

                         FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     Assets

                                                                               1998             1997
                                                                            ----------       ----------
Real estate assets, AT COST:
 Land                                                                       $  314,591       $  314,591
 Building and improvements, less accumulated depreciation of
  $1,356,199 in 1998 and $1,005,614 in 1997
                                                                             7,011,705        7,362,290
                                                                            ----------       ----------
       Total real estate assets                                              7,326,296        7,676,881
Cash and cash equivalents                                                      235,991          231,232
Accounts receivable                                                            121,594          130,577
                                                                            ----------       ----------
       Total assets                                                         $7,683,881       $8,038,690
                                                                            ==========       ==========

                       Liabilities and Partners' Capital

Liabilities:
 Partnership distributions payable                                          $  235,990       $  231,232
 Due to affiliates                                                               4,864            6,166
                                                                            ----------       ----------
       Total liabilities                                                       240,854          237,398
                                                                            ----------       ----------
Partners' capital:
 Wells Real Estate Fund V                                                    1,224,896        1,283,867
 Wells Real Estate Fund VI                                                   3,113,259        3,263,121
 Wells Real Estate Fund VII                                                  3,104,872        3,254,304
                                                                            ----------       ----------
       Total partners' capital                                               7,443,027        7,801,292
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $7,683,881       $8,038,690
                                                                            ==========       ==========

                         FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                               1998       1997       1996
                                                             --------   --------   --------
Revenues:
 Rental income                                               $971,447   $968,219   $971,017
                                                             --------   --------   --------
Expenses:
 Depreciation                                                 350,585    350,585    350,585
 Management and leasing fees                                   34,632     39,671     38,841
 Legal and accounting                                           3,450      5,690      7,331
 Property administration                                        7,439      3,878      4,641
 Computer costs                                                     0        107      1,410
 Operating costs                                                1,372      2,230      1,254
                                                             --------   --------   --------
                                                              397,478    402,161    404,062
                                                             --------   --------   --------
Net income                                                   $573,969   $566,058   $566,955
                                                             ========   ========   ========

Net income allocated to Wells Real Estate Fund V             $ 94,475   $ 93,173   $ 93,321
                                                             ========   ========   ========

Net income allocated to Wells Real Estate FUND VI            $240,091   $236,782   $237,157
                                                             ========   ========   ========

Net income allocated to Wells Real Estate FUND VII           $239,403   $236,103   $236,477
                                                             ========   ========   ========

                         FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                 Wells Real         Wells Real         Wells Real           Total
                                   Estate             Estate             Estate           Partners'
                                   Fund V             Fund VI           Fund VII           Capital
                                -----------        -----------        -----------        -----------
Balance, December 31, 1995      $1,391,654         $3,537,044         $3,527,440         $8,456,138
 Net income                         93,321            237,157            236,477            566,955
 Partnership distributions        (141,385)          (359,305)          (358,274)          (858,964)
                                ----------         ----------         ----------         ----------
Balance, December 31, 1996       1,343,590          3,414,896          3,405,643          8,164,129
 Net income                         93,173            236,782            236,103            566,058
 Partnership distributions        (152,896)          (388,557)          (387,442)          (928,895)
                                ----------         ----------         ----------         ----------
Balance, December 31, 1997       1,283,867          3,263,121          3,254,304          7,801,292
 Net income                         94,475            240,091            239,403            573,969
 Partnership distributions        (153,446)          (389,953)          (388,835)          (932,234)
                                ----------         ----------         ----------         ----------
Balance, December 31, 1998      $1,224,896         $3,113,259         $3,104,872         $7,443,027
                                ==========         ==========         ==========         ==========

                         FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                               1998              1997              1996
                                                                            ----------        ----------        ----------
Cash flows from operating activities:
 Net income                                                                 $ 573,969         $ 566,058         $ 566,955
                                                                            ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             350,585           350,585           350,585
     Changes in assets and liabilities:
       Accounts receivable                                                      8,983            11,781           (61,017)
       Due to affiliates                                                       (1,302)              471             2,441
                                                                            ---------         ---------         ---------
         Total adjustments                                                    358,266           362,837           292,009
                                                                            ---------         ---------         ---------
         Net cash provided by operating activities
                                                                              932,235           928,895           858,964
Cash flows from financing activities:
 Distributions to joint venture partners                                     (927,476)         (911,808)         (853,946)
                                                                            ---------         ---------         ---------
Net increase in cash and cash equivalents                                       4,759            17,087             5,018
Cash and cash equivalents, BEGINNING OF YEAR                                  231,232           214,145           209,127
                                                                            ---------         ---------         ---------
Cash and cash equivalents, END OF YEAR                                      $ 235,991         $ 231,232         $ 214,145
                                                                            =========         =========         =========

 4. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1998, 1997, and 1996 is calculated as follows:

                                                                               1998            1997            1996
                                                                            ---------        --------        ---------
Financial statement net income                                              $622,106         $559,801         $505,650
Increase (decrease) in net income resulting from:
 Depreciation expense for financial reporting purposes in excess of
  amounts for income tax purposes                                            222,422          211,900          204,394
 Expenses deductible when paid for income tax purposes, accrued for
  financial reporting purposes                                                 3,802              593            3,672
 Rental income accrued for financial reporting purposes in excess
  of amounts for income tax purposes                                         (38,119)          (8,808)         (46,936)
                                                                            --------         --------         --------
Income tax basis net income                                                 $810,211         $763,486         $666,780
                                                                            ========         ========         ========

   The Partnership's income tax basis partners' capital at December 31, 1998, 1997, and 1996 is computed as follows:

                                                                       1998                1997                1996
                                                                   -----------         -----------         -----------
Financial statement partners' capital                              $12,760,313         $13,297,946         $13,840,570
Increase (decrease) in partners' capital resulting from:
   Depreciation expense for financial reporting purposes
    in excess of amounts for income tax purposes                       687,605             465,183             253,283
   Capitalization of syndication costs for income tax
    purposes, which are accounted for as cost of capital
    for financial reporting purposes                                 2,178,700           2,178,700           2,178,700

   Accumulated rental income accrued for financial
    reporting purposes in excess of amounts for income tax
    purposes                                                          (282,637)           (244,518)           (235,710)

   Accumulated expenses deductible
   when paid for income tax purposes, accrued for
    financial reporting purposes                                        25,986              22,184              21,591
   Partnership's distributions payable                                 273,916             288,518             247,011
                                                                   -----------         -----------         -----------
Income tax basis partners' capital                                 $15,643,883         $16,008,013         $16,305,445
                                                                   ===========         ===========         ===========

 5. RENTAL INCOME

    The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1998 is as follows:



        Year ending December 31:                 $1,573,269
        1999                                      1,472,641
        2000                                      1,440,265
        2001                                      1,425,739
        2002                                        897,954
        2003                                        695,937
                                                 ----------
       Thereafter                                $7,505,805
                                                 ==========

   Three significant tenants contributed approximately 30%, 23%, and 13% of rental income, which is included in equity in income of joint ventures for the year ended December 31, 1998. In addition, three significant tenants will contribute approximately 40%, 22%, and 17% of future minimum rental income.

   The future minimum rental income due Fund IV and V Associates under noncancelable operating leases at December 31, 1998 is as follows:

          Year ending December 31:
           1999                                      $1,527,390
           2000                                       1,344,740
           2001                                       1,288,923
           2002                                       1,264,830
           2003                                         461,742
          Thereafter                                     16,813
                                                     ----------
                                                     $5,904,438
                                                     ==========

   Three significant tenants contributed approximately 54%, 17%, and 13% of rental income for the year ended December 31, 1998. In addition, one significant tenant will contribute approximately 82% of future minimum rental income.

   The future minimum rental income due Fund V and VI Associates under noncancelable operating leases, at December 31, 1998 is as follows:

          Year ending December 31:
           1999                                      $1,003,577
           2000                                       1,030,179
           2001                                       1,034,817
           2002                                       1,032,096
           2003                                         965,658
          Thereafter                                    422,679
                                                     ----------
                                                     $5,489,006
                                                     ==========

   Two significant tenants contributed approximately 75% and 14% of rental income for the year ended December 31, 1998. In addition, three significant tenants will contribute approximately 69%, 16%, and 14% of future minimum rental income.

   The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 1998 is as follows:

          Year ending December 31:
           1999                                      $  980,000
           2000                                         980,000
           2001                                         980,000
           2002                                         990,000
           2003                                         990,000
          Thereafter                                  2,970,000
                                                     ----------
                                                     $7,890,000
                                                     ==========

   One tenant contributed 100% of rental income for the year ended December 31, 1998 and will contribute 100% of future minimum rental income.

 6. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1997:

                                                                           1998 Quarters Ended
                                                      -----------------------------------------------------------------
                                                      March 31        June 30           September 30        December 31
                                                      --------        -------           -----------         -----------
Revenues                                              $169,877        $239,997            $142,278           $156,112
Net income                                             152,796         216,868             124,121            128,321
Net income allocated to Class A limited
 partners                                              152,796         216,868             124,121            128,321
Net income per weighted average Class A
 limited partner unit                                 $   0.10        $   0.14            $   0.08           $   0.08
Cash distribution per weighted average Class A
 limited partner unit                                     0.19            0.19                0.19               0.18


                                                                           1997 Quarters Ended
                                                      -----------------------------------------------------------------
                                                      March 31        June 30           September 30        December 31
                                                      --------        -------           -----------         -----------
Revenues                                              $165,291        $211,355            $117,987           $138,614
Net income                                             141,108         190,079             106,120            122,494
Net income allocated to Class A limited
 partners                                              141,108         190,079             106,120            122,494
Net income per weighted average Class A
 limited partner unit                                 $   0.09        $   0.12            $   0.07           $   0.08
Cash distribution per weighted average Class A
 limited partner unit                                     0.17            0.18                0.18               0.18


 7. COMMITMENTS AND CONTINGENCIES

    Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Wells Real Estate Fund V, L.P. and
Wells Real Estate Fund VI, L.P.:

We have audited the accompanying balance sheets of THE HARTFORD building as of December 31, 1998 and 1997 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Hartford Building as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 27, 1999

                             THE HARTFORD BUILDING

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                     ASSETS

                                                                               1998             1997
                                                                            ----------       ----------
REAL ESTATE ASSETS:
 Land                                                                       $  528,042       $  528,042
 Building and improvements, less accumulated depreciation of
  $1,252,760 in 1998 and $960,729 in 1997                                    5,549,681        5,841,712
                                                                            ----------       ----------
       Total real estate assets                                              6,077,723        6,369,754

CASH AND CASH EQUIVALENTS                                                      213,181          245,298

ACCOUNTS RECEIVABLE                                                             32,948           39,648
                                                                            ----------       ----------
       Total assets                                                         $6,323,852       $6,654,700
                                                                            ==========       ==========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Payable to joint venture partners                                          $  176,828       $  167,970
 Due to affiliate                                                               36,354           78,914
                                                                            ----------       ----------
       Total liabilities                                                       213,182          246,884
                                                                            ----------       ----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Wells Real Estate Fund V, L.P.                                              3,188,522        3,326,547
 Wells Real Estate Fund VI, L.P.                                             2,922,148        3,081,269
                                                                            ----------       ----------
       Total partners' capital                                               6,110,670        6,407,816
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $6,323,852       $6,654,700
                                                                            ==========       ==========

      The accompanying notes are an integral part of these balance sheets.

                             THE HARTFORD BUILDING

                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                    1998            1997             1996
                                                                  --------        --------         --------
REVENUES:
 Rental income                                                    $717,499        $717,499         $717,499
                                                                  --------        --------         --------
EXPENSES:
 Depreciation                                                      292,031         292,031          292,031
 Operating costs, net of reimbursements                              6,030         (19,184)          10,494
 Management and leasing fees                                        27,719          30,189           28,700
 Legal and accounting                                                4,500           9,201            2,044
 Computer costs                                                          0               0            1,410
                                                                  --------        --------         --------
                                                                   330,280         312,237          334,679
                                                                  --------        --------         --------
NET INCOME                                                        $387,219        $405,262         $382,820
                                                                  ========        ========         ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND V, L.P.            $180,142        $189,812         $181,919
                                                                  ========        ========         ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND VI, L.P.           $207,077        $215,450         $200,901
                                                                  ========        ========         ========

        The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                          Wells Real          Wells Real            Total
                                            Estate              Estate            Partners'
                                         Fund V, L.P.        Fund VI, L.P.         Capital
                                          ----------           ----------        ----------
BALANCE, DECEMBER 31, 1995                $3,608,074           $3,396,668        $7,004,742

 Net income                                  181,919              200,901           382,820
 Distributions                              (323,752)            (357,531)         (681,283)
                                          ----------           ----------        ----------
BALANCE, DECEMBER 31, 1996                 3,466,241            3,240,038         6,706,279

 Net income                                  189,812              215,450           405,262
 Distributions                              (329,294)            (374,431)         (703,725)
                                          ----------           ----------        ----------
BALANCE, DECEMBER 31, 1997                 3,326,759            3,081,057         6,407,816

 Net income                                  180,142              207,077           387,219
 Distributions                              (318,379)            (365,986)         (684,365)
                                          ----------           ----------        ----------
BALANCE, DECEMBER 31, 1998                $3,188,522           $2,922,148        $6,110,670
                                          ==========           ==========        ==========

        The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                               1998              1997              1996
                                                                            ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $ 387,219         $ 405,262         $ 382,820
                                                                            ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             292,031           292,031           292,031
     Changes in assets and liabilities:
       Accounts receivable                                                      6,700             6,700             6,700
       (Due to) received from affiliate                                       (42,560)           90,681           (30,018)
                                                                            ---------         ---------         ---------
         Total adjustments                                                    256,171           389,412           268,713
                                                                            ---------         ---------         ---------
         Net cash provided by operating activities                            643,390           794,674           651,533
                                                                            ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to joint venture partners                                     (675,507)         (706,819)         (677,785)
                                                                            ---------         ---------         ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (32,117)           87,855           (26,252)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  245,298           157,443           183,695
                                                                            ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $ 213,181         $ 245,298         $ 157,443
                                                                            =========         =========         =========

        The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997, AND 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business

   The Hartford Building ("Hartford") is a four-story office building located in Southington, Connecticut. The building is owned by Fund V and VI Associates, a joint venture between Wells Real Estate Fund V, L.P. ("Fund V") and Wells Real Estate Fund VI, L.P. ("Fund VI"). Fund V own 46% of Hartford and Fund VI owns 54% of Hartford at December 31, 1998 and 1997. Allocation of net income and distributions are made in accordance with ownership percentages.

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

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Hartford as of December 31, 1998.

   Depreciation is calculated using the straight-line method over 25 years.

   Revenue Recognition

   The lease on Hartford is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the terms of the lease.

   Deferred Lease Acquisition Costs

   Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

   Cash and Cash Equivalents

   For the purposes of the statement of cash flows, Hartford considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

2. RENTAL INCOME

   The future minimum rental income due Hartford under noncancelable operating leases at December 31, 1998 is as follows:

                     Year ending December 31:
                         1999                          $  724,200
                         2000                             724,200
                         2001                             724,200
                         2002                             724,200
                       Thereafter                         663,850
                                                       ----------
                                                       $3,560,650
                                                       ==========

   One tenant contributed 100% of rental income for the year ended December 31, 1998 and represents 100% of the future minimum rental income above.

3. RELATED-PARTY TRANSACTIONS

   Fund V and Fund VI entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund V and Fund VI. In consideration for supervising the management of Hartford, Fund V and Fund VI will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

   Hartford incurred management and leasing fees of $27,719, $30,189, and $28,700 for the years ended December 31, 1998, 1997, and 1996, respectively, which were paid to Wells Management.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998




                                                       Initial Cost
                                                --------------------------         Costs of
                                                             Buildings and       Capitalized
       Description              Encumbrances        Land     Improvements        Improvements
       -----------              ------------        ----     -------------       ------------
MEDICAL CENTER PROJECT (A)          None        $  479,386    $         0         $ 3,949,942

JACKSONVILLE IBM BUILDING (B)       None         1,384,751              0           7,618,067

HARTFORD BUILDING (C)               None           528,042      6,775,574              26,867

STOCKBRIDGE VILLAGE II (D)          None         1,095,219              0           1,972,492

MARATHON BUILDING (E)               None           314,591      8,367,904                   0
                                                ----------    -----------         -----------
       Total                                    $3,801,989    $15,143,478         $13,567,368
                                                ==========    ===========         ===========

                                                             Gross Amount at Which Carried at December 31, 1998
                                       --------------------------------------------------------------------------------------
                                                    Buildings and     Construction                 Accumulated     Date of
                                          Land       Improvements     in Progress       Total      Depreciation  Construction
                                       ----------   -------------     ------------  -----------    ------------  ------------
MEDICAL CENTER PROJECT (A)             $  512,344    $ 3,916,984          $    0    $ 4,429,328    $  658,566          1992

JACKSONVILLE IBM BUILDING (B)           1,499,190      7,503,628               0      9,002,818     1,451,908          1992

HARTFORD BUILDING (C)                     528,042      6,802,441               0      7,330,483     1,252,760          1981

STOCKBRIDGE VILLAGE II (D)              1,094,691      1,963,257           9,763      3,067,711       325,968          1994

MARATHON BUILDING (E)                     314,591      8,367,904               0      8,682,495     1,356,199          1991
                                       ----------    -----------          ------    -----------    ----------
       Total                           $3,948,858    $28,554,214          $9,763    $32,512,835    $5,045,401
                                       ==========    ===========          ======    ===========    ==========


                                                    Life on Which
                                        Date        Depreciation
                                      Acquired     Is Computed (f)
                                     ---------    ----------------
MEDICAL CENTER PROJECT (A)           09/14/92      20 to 25 years

JACKSONVILLE IBM BUILDING (B)        06/08/92      20 to 25 years

HARTFORD BUILDING (C)                12/29/93      20 to 25 years

STOCKBRIDGE VILLAGE II (D)           11/12/93      20 to 25 years

MARATHON BUILDING (E)                09/16/94      20 to 25 years
       Total


(a) The Medical Center Project consists of a 17,847-are-foot medical building completed in March 1993 a nearly identical medical office building completed in April 1994. It is owned by Fund IV and V Associates. The Partnership owned a 62% interest in Fund IV and V Associates at December 31, 1998.

(b) The Jacksonville IBM Building is a four-story, 88,600-square-foot office building located in Jacksonville, Florida. It is owned by Fund IV and V Associates. The Partnership owned a 62% interest in Fund IV and V Associates at December 31, 1998.

(c) The Hartford Building is a four-story, 71,000-square-foot building located in Southington, Connecticut. It is owned by Fund V and VI Associates. The Partnership owned a 47% interest in Fund V and VI Associates at December 31, 1998.

(d) Stockbridge Village II consists of two retail buildings located in Clayton County, Georgia. It is owned by Fund V and VI Associates. The Partnership owned a 47% interest in Fund V and VI Associates at December 31, 1998.

(e) The Marathon Building is a three-story, 75,000-square-foot building located in Appleton, Wisconsin. It is owned by a joint venture, Fund V, VI, and VII Associates. The Partnership owned a 16% interest in Fund V, VI, and VII Associates at December 31, 1998.

(f) Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998

                                                               Accumulated
                                                     Cost      Depreciation
                                                 -----------   ------------
BALANCE AT DECEMBER 31, 1996                     $32,160,983     $2,654,198

 1997 additions                                      353,015      1,224,012
                                                 -----------     ----------
BALANCE AT DECEMBER 31, 1997                      32,513,998      3,878,210

 1998 (deductions) additions                          (1,163)     1,167,191
                                                 -----------     ----------
BALANCE AT DECEMBER 31, 1998                     $32,512,835     $5,045,401
                                                 ===========     ==========

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

*10(aa)    Joint Venture Agreement of Fund V, Fund VI        N/A
           and Fund VII Associates dated September
           8, 1994, among Wells Real Estate Fund V,
           L.P., Wells Real Estate Fund VI, L.P. and
           Wells Real Estate Fund VII, L.P. (Exhibit 10(j) to Post-Effective Amendment No. 6 to
           Registration Statement of Wells Real Estate
           Fund VI, L.P. and Wells Real Estate Fund VII,
           L.P., File No. 33-55908)

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