Form 10-Q
period 1999-03-31
WELLS REAL ESTATE FUND V L P
filed 1999-05-12
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended             March 31, 1999   or
                              --------------------------------

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from __________________to________________

Commission file number                    0-21580
                       ------------------------------------------------------

                 Wells Real Estate Fund V, L.P.
-----------------------------------------------------------------------------
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

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------


PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                    Balance Sheets - March 31, 1999
                     and December 31, 1998...............................  3

                    Statements of Income for the Three
                     Months Ended March 31, 1999
                     and 1998............................................  4

                    Statement of Partners' Capital
                     for the Year Ended December 31, 1998,
                     and the Three Months Ended March 31, 1999...........  5

                    Statements of Cash Flows for the Three Months
                     Ended March 31, 1999 and 1998.......................  6

                    Condensed Notes to Financial Statements..............  7

          Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations...........................................  8


PART II.  OTHER INFORMATION..............................................  16

                         WELLS REAL ESTATE FUND V, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                     Assets                                           March 31, 1999             December 31, 1998
                     ------                                           --------------             -----------------

Investment in joint ventures (Note 2)                                   $12,550,621                  $12,673,831
Cash and cash equivalents                                                    42,524                       63,998
Due from affiliates                                                         310,410                      300,674
                                                                        -----------                  -----------

          Total assets                                                  $12,903,555                  $13,038,503
                                                                        ===========                  ===========


         Liabilities and Partners' Capital
         ---------------------------------

Liabilities:
  Accounts payable                                                      $         0                  $     4,274
  Partnership distributions payable                                         283,810                      273,916
                                                                        -----------                  -----------
                                                                            283,810                      278,190
                                                                        -----------                  -----------

Partners' capital:
  Limited partners
    Class A - 1,556,416 units outstanding                                12,619,745                   12,760,313
    Class B - 144,186 units outstanding                                           0                            0
                                                                        -----------                  -----------

          Total partners' capital                                        12,619,745                   12,760,313
                                                                        -----------                  -----------

               Total liabilities and partners' capital                  $12,903,555                  $13,038,503
                                                                        ===========                  ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                              Three Months Ended
                                                              ------------------
                                                   March 31, 1999               March 31, 1998
                                                   --------------               --------------
Revenues:
     Interest income                               $        630                 $        1,287
     Equity in income of joint ventures
          (Note 2)                                      169,843                        168,590
                                                        -------                        -------
                                                        170,473                        169,877
                                                        -------                        -------

Expenses:
     Legal and accounting                                 5,740                          4,771
     Computer costs                                       2,820                          2,017
     Partnership administration                          18,670                         10,293
                                                        -------                        -------
                                                         27,230                         17,081
                                                        -------                        -------
     Net income                                    $    143,243                 $      152,796
                                                        =======                        =======


Net income allocated to Class A                    $    143,243                 $      152,796
 Limited

Net loss allocated to Class B                      $          0                 $            0
 Limited Partners

Net income per Class A Limited                     $       0.09                 $         0.10
     Partner Unit

Net loss per Class B Limited Partner               $          0                 $            0
     Unit

Cash distribution per Class A
 Limited                                           $       0.18                 $         0.19

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE THREE MONTHS ENDED
                                 MARCH 31, 1999



                                            Limited  Partners                            Total
                               -------------------------------------------
                                        Class A               Class B       General    Partners'
                               -------------------------  ----------------
                                 Units        Amount       Units    Amount  Partners    Capital
                               ----------  -------------  --------  ------  --------  ------------
BALANCE, December 31, 1997     1,551,416    $13,297,946   149,186       $0        $0  $13,297,946

 Net income                            0        622,106         0        0         0      622,106
 Partnership distributions             0     (1,159,739)        0        0         0   (1,159,739)
 Class B conversion elections      7,605              0    (7,605)       0         0            0
                               ---------    -----------   -------       --        --  -----------
BALANCE, December 31, 1998     1,559,021     12,760,313   141,581        0         0   12,760,313

 Net income                            0        143,243         0        0         0      143,243
 Partnership distributions             0       (283,811)        0        0         0     (283,811)
 Class B conversion elections     (2,605)             0     2,605        0         0            0
                               ---------    -----------   -------       --        --  -----------

BALANCE, March 31, 1999        1,556,416    $12,619,745   144,186       $0        $0  $12,619,745
                               =========    ===========   =======       ==        ==  ===========


           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                               ------------------
                                                   March 31, 1999                March 31, 1998
                                                   --------------                --------------
Cash flow from operating activities:

    Net income                                      $ 143,243                       $ 152,796
     Adjustments to reconcile net income to
      net cash used in operating activities:
        Equity in income of joint venture            (169,843)                       (168,590)
        Changes in assets and liabilities:
          Accounts payable                             (4,274)                              0
                                                    ---------                       ---------
            Net cash used in operating
              activities                              (30,874)                        (15,794)
                                                    ---------                       ---------
   Cash flow from investing activities:
        Distributions received from
         joint ventures                               300,674                         305,709
        Investment in joint ventures                  (17,357)                              0
                                                    ---------                       ---------
            Net cash provided by
             investing activities                     283,317                         305,709
                                                    ---------                       ---------

    Cash flow from financing activities:
        Partnership distributions paid               (273,917)                       (288,503)
                                                    ---------                       ---------

           Net increase (decrease) in
            cash and cash equivalents                 (21,474)                          1,412

    Cash and cash equivalents, beginning               63,998                          91,678
     of year                                        ---------                       ---------

    Cash and cash equivalents, end of               $  42,524                       $  93,090
     period                                         =========                       =========



           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P
                     (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) General
     -----------
     Wells Real Estate Fund V, L.P. ("the Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income producing commercial or industrial properties.

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

     As of March 31, 1999, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture; (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center"), which are owned by the Fund IV - Fund V Joint Venture; (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V - Fund VI Joint Venture; (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture; and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

     (B) Basis of Presentation
     -------------------------
     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for year ended December 31, 1998.

(2)  Investment in Joint Ventures
     ----------------------------
     The Partnership owns interests in five properties through its investment in joint ventures of which four are office building properties and one is a retail property. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of March 31, 1999, the developed properties of the Partnership were 96% occupied as compared to 95% occupied at March 31, 1998. Gross revenues of the Partnership were $170,473 for the three months ended March 31, 1999, as compared to $169,877 for the three months ended March 31, 1998. Net income has decreased for the three months ended March 31, 1999, over 1998 levels due chiefly to increased partnership administrative costs.

     Net cash used in operating activities increased from $15,794 for the three months ended March 31, 1998 to $30,874 for the same period in 1999. The decrease in cash and cash equivalents from $1,412 for the three months ended March 31, 1998, to $(21,474) for the three months ended March 31, 1999, was due primarily to an increase in investments in joint ventures.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $.18 per Class A Unit for the three months ended March 31, 1999, as compared to distributions of $.19 per Class A Unit for the three months ended March 31, 1998. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners.

     Year 2000
     ---------

     The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

     As to the status of the Partnerships' information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnerships' affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the second quarter of 1999. At the present time, it is believed that all non-major information technology systems are Year 2000 compliant. The cost to upgrade any noncompliant systems is believed to be immaterial.

     The Partnership is in the process of confirming with the Partnership's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Partnership has relationships have confirmed their Year 2000 readiness.

     The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has preliminary determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

     The Partnership's reliance on embedded computer systems (i.e. microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

     The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the General Partner of the Partnership.

     Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999, so that the Partnership will have accurate hard-copy investor information.

Property Operations
-------------------

As of March 31, 1999, the Partnership owned interests in the following operational properties:

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                                                        Three Months Ended
                                                         -------------------------------------------------
                                                               March 31, 1999           March 31, 1998
                                                         --------------------------  ---------------------
Revenues:
Rental Income                                                     $242,754               $242,754
                                                                  --------               --------

Expenses:
  Depreciation                                                      87,646                 87,646
  Management & leasing expenses                                     16,244                  9,890
  Other operating expenses                                           7,546                  3,642
                                                                  --------               --------
                                                                   111,436                101,178
                                                                  --------               --------

Net income                                                        $131,318               $141,576
                                                                  ========               ========

Occupied %                                                             100%                   100%

Partnership Ownership %                                               16.5%                  16.5%

Cash Distribution to Partnership                                  $ 36,396               $ 38,114

Net Income Allocated to the
  Partnership                                                     $ 21,615               $ 23,304

The increase in management and leasing fees in first quarter 1999, over first quarter 1998, was due to an underaccrual of fees from 1998. The increase in operating expenses was due primarily to increases in accounting and administrative fees. Cash distributions allocated to the Partnership remained relatively stable for the three months ended March 31, 1999 and 1998.

IBM Jacksonville /Fund IV - Fund V Joint Venture
------------------------------------------------

                                                                           Three Months Ended
                                                           --------------------------------------------------
                                                                March 31, 1999            March 31, 1998
                                                           -------------------------  -----------------------
Revenues:
Rental Income                                                      $364,385                 $365,992
                                                                   --------                 --------

Expenses:
  Depreciation                                                       79,524                   79,524
  Management & leasing expenses                                      49,785                   46,676
  Other operating expenses                                          114,977                  105,360
                                                                   --------                 --------
                                                                    244,286                  231,560
                                                                   --------                 --------

Net income                                                         $120,099                 $134,432
                                                                   ========                 ========

Occupied %                                                             93.5%                     100%
Partnership Ownership %                                                62.4%                    62.4%

Cash Distribution to Partnership                                   $136,606                 $124,633

Net Income Allocated to the
  Partnership                                                      $ 74,972                 $ 83,838


Rental income for the IBM Jacksonville Property remained relatively stable in 1999, as compared to 1998 figures. Operating expenses increased in 1999, due to increased management and leasing expenses as well as an increase in the landscaping expenses. Cash distributions increased for 1999 over 1998. The Partnership and Wells Fund IV contributed cash fundings to the Joint Venture for tenant improvement in proportion to their ownership interests, and therefore, this did not affect the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Medical Center Property/Fund IV - Fund V Joint Venture
----------------------------------------------------------

                                                                         Three Months Ended
                                                        ----------------------------------------------------
                                                               March 31, 1999             March 31, 1998
                                                        ----------------------------  ----------------------
Revenues:
Rental Income                                                      $144,578                $117,327
Interest Income                                                         575                   1,947
                                                                   --------                --------
                                                                    145,153                 119,274
                                                                   --------                --------

Expenses:
  Depreciation                                                       44,524                  44,524
  Management & leasing expenses                                      17,773                  14,796
  Other operating expenses                                           45,404                  47,676
                                                                   --------                --------
                                                                    107,701                 106,996
                                                                   --------                --------

Net income                                                         $ 37,452                $ 12,278
                                                                   ========                ========

Occupied %                                                               92%                     81%
Partnership Ownership %                                                62.4%                   62.4%

Cash Distribution to Partnership                                   $ 45,672                $ 40,005

Net Income Allocated to the
  Partnership                                                      $ 23,380                $  7,657

Rental income increased in 1999 over 1998, due primarily to an increase in the occupancy level of the property. Operating expenses remained relatively stable in 1999, as compared to 1998 figures. Cash distributions increased slightly over the 1998 figures. The Partnership and Wells Fund IV contributed cash fundings to the Joint Venture for construction in proportion to their ownership interests, and therefore, this did not affect the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Hartford Building/Fund V - Fund VI Joint Venture
----------------------------------------------------

                                                                            Three Months Ended
                                                            ---------------------------------------------------
                                                                   March 31, 1999            March 31, 1998
                                                            ----------------------------  ---------------------
Revenues:
Rental income                                                          $179,375               $179,375
                                                                       --------               --------

Expenses:
  Depreciation                                                           73,008                 73,005
  Management & leasing expenses                                           7,242                  5,656
  Other operating expenses                                                5,319                  5,222
                                                                       --------               --------
                                                                         85,569                 83,883
                                                                       --------               --------

Net income                                                             $ 93,806               $ 95,492
                                                                       ========               ========

Occupied %                                                                  100%                   100%

Partnership Ownership %                                                    46.5%                  46.5%

Cash Distribution to Partnership                                       $ 78,313               $ 78,443

Net Income Allocated to the
  Partnership                                                          $ 43,601               $ 44,432

Rental income, net income and cash distributions to the Partnership remained relatively stable for the three months ended March 31, 1999 and 1998, due to the stable occupancy rate.

Stockbridge Village II/Fund V - Fund VI Joint Venture
-----------------------------------------------------

                                                                           Three Months Ended
                                                          -----------------------------------------------------
                                                                 March 31, 1999              March 31, 1998
                                                          -----------------------------  ----------------------
Revenues:
Rental income                                                          $59,408                 $58,944
                                                                       -------                 -------

Expenses:
  Depreciation                                                          25,743                  25,703
  Management & leasing expenses                                          6,889                   8,602
  Other operating expenses                                              13,275                   4,524
                                                                       -------                 -------
                                                                        45,907                  38,829
                                                                       -------                 -------

Net income                                                             $13,501                 $20,115
                                                                       =======                 =======

Occupied %                                                                  72%                     72%

Partnership Ownership %                                                   46.5%                   46.5%

Cash Distribution to Partnership                                       $13,423                 $20,506

Net Income Allocated to the
  Partnership                                                          $ 6,275                 $ 9,359

Net income and cash distribution to the Partnership decreased in 1999, as compared to 1998, due primarily to a timing difference in billing tenants for property taxes. A lease has been signed for the remaining space with occupancy expected in April, 1999.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). No reports on Form 8-K were filed during the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLS REAL ESTATE FUND V, L.P.

     Dated: May 11, 1999                By: /s/ Leo F. Wells, III
                                            ----------------------------------
                                        Leo F. Wells, III, as Individual
                                        General Partner and as President,
                                        Sole Director and Chief Financial
                                        Officer of Wells Capital, Inc., the
                                        General Partner of Wells Partners, L.P.