Form 10-Q
period 1999-06-30
WELLS REAL ESTATE FUND V L P
filed 1999-08-13
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      June 30, 1999   or
                              ------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                               ------------------  ----------------
Commission file number              0-21580
                       ---------------------------------

                        Wells Real Estate Fund V, L.P.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Georgia                                 58-1936904
    -------------------------------                 -------------------
    (State of other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)


   3885 Holcomb Bridge Road, Norcross, Georgia             30092
   ---------------------------------------------    ------------------
   (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code (770) 449-7800
                                                          --------------


   -------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                     INDEX
                                     -----

                                                                                 Page No.
                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                    Balance Sheets - June 30, 1999
                     and December 31, 1998........................                   3

                    Statements of Income for the Three
                     Months and Six Months Ended June 30, 1999
                     and 1998.....................................                   4

                    Statement of Partners' Capital
                     for the Year Ended December 31, 1998,
                     and the Six Months Ended June 30, 1999.......                   5

                    Statements of Cash Flows for the Six  Months
                     Ended June 30, 1999 and 1998.................                   6

                    Condensed Notes to Financial Statements.......                   7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations....................................                   8


PART II.  OTHER INFORMATION                                                         16

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                                BALANCE SHEETS

                     Assets                                     June 30, 1999          December 31, 1998
                     ------                                     -------------          -----------------

Investment in joint ventures (Note 2)                            $12,439,921               $12,673,831
Cash and cash equivalents                                             42,604                    63,998
Due from affiliates                                                  349,190                   300,674
                                                                 -----------               -----------

          Total assets                                           $12,831,715               $13,038,503
                                                                 ===========               ===========

         Liabilities and Partners' Capital
         ---------------------------------

Liabilities:
  Accounts payable                                              $         0                  $     4,274
  Partnership distributions payable                                 302,348                      273,916
                                                                -----------                  -----------
                                                                    302,348                      278,190
                                                                -----------                  -----------

Partners' capital:
  Limited partners
    Class A - 1,560,416 units outstanding                        12,529,367                   12,760,313
    Class B - 140,186 units outstanding                                   0                            0
                                                                -----------                  -----------


          Total partners' capital                                12,529,367                   12,760,313
                                                                -----------                  -----------

               Total liabilities and partners'                  $12,831,715                  $13,038,503
                capital                                         ===========                  ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                Three Months Ended                           Six Months Ended
                                                ------------------                           ----------------
                                         June 30, 1999        June 30, 1998         June 30, 1999         June 30, 1998
                                         -------------        -------------         -------------         -------------
 Revenues:
      Equity in income of joint
          ventures (Note 2)                 $234,312             $238,842              $404,155              $407,432
      Interest income                            315                1,155                   945                 2,442
                                            --------             --------              --------              --------
                                             234,627              239,997               405,100               409,874
                                            --------             --------              --------              --------

Expenses:
      Legal and accounting                     7,992                8,649                13,732                13,420
      Computer costs                           1,861                1,837                 4,681                 3,854
      Partnership administration              12,805               12,643                31,475                22,936
                                            --------             --------              --------              --------
                                              22,658               23,129                49,888                40,210
                                            --------             --------              --------              --------
      Net income                            $211,969             $216,868              $355,212              $369,664
                                            ========             ========              ========              ========

Net income allocated to Class A
      Limited Partners                      $211,969             $216,868              $355,212              $369,664

Net loss allocated to Class B
      Limited Partners                            $0                   $0                    $0                    $0

Net income per Class A Limited
      Partner Unit                            $ 0.14                $0.14                 $0.23                 $0.24


Net loss per Class B Limited Partner
      Unit                                      $.00                 $.00                  $.00                  $.00

Cash distribution per Class A
      Limited Partner Unit                     $0.19                $0.19                 $0.38                 $0.38

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE SIX MONTHS ENDED
                                 JUNE 30, 1999



                                           Limited  Partners
                               ------------------------------------------
                                       Class A               Class B                   Total
                               ------------------------  ----------------    General   Partners'
                                 Units       Amount       Units    Amount   Partners    Capital
                               ---------  -------------  --------  ------   --------  ------------
BALANCE, December 31, 1997     1,551,416   $13,297,946   149,186      $0        $0     $13,297,946

Net income                             0       622,106         0       0         0         622,106
Partnership distributions              0    (1,159,739)        0       0         0      (1,159,739)
Class B conversion elections       7,605             0    (7,605)      0         0               0
                               ---------   -----------   -------      --        --     -----------
BALANCE, December 31, 1998     1,559,021    12,760,313   141,581       0         0      12,760,313


Net income                             0       355,212         0       0         0         355,212
Partnership distributions              0      (586,158)        0       0         0        (586,158)
Class B conversion elections       1,395             0    (1,395)      0         0               0
                               ---------   -----------   -------      --        --     -----------

BALANCE, June 30, 1999         1,560,416   $12,529,367   140,186      $0        $0     $12,529,367
                               =========   ===========   =======      ==        ==     ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended
                                                                                    ----------------
                                                                     June 30, 1999                   June 30, 1998
                                                                     -------------                   -------------
Cash flow from operating activities:
    Net income                                                         $ 355,212                       $ 369,664
     Adjustments to reconcile net income to net
       cash used in operating activities:
         Equity in income of joint venture                              (404,155)                       (407,432)
      Changes in assets and liabilities:
          Decrease in accounts payable                                    (4,274)                              0
                                                                       ---------                       ---------
      Net cash used in operating
        activities                                                       (53,217)                        (37,768)
                                                                       ---------                       ---------
   Cash flow from investing activities:
         Distributions received from
          joint ventures                                                 606,906                         607,411

         Investment in joint ventures                                    (17,357)                              0
                                                                       ---------                       ---------
            Net cash provided by investing
             activities                                                  589,549                         607,411
                                                                       ---------                       ---------

    Cash flow from financing activities:
         Partnership distributions paid                                 (557,726)                       (577,542)
                                                                       ---------                       ---------

           Net decrease in cash
              and cash equivalents                                       (21,394)                         (7,889)

    Cash and cash equivalents, beginning of year                          63,998                          91,678
                                                                       ---------                       ---------

    Cash and cash equivalents, end of period                           $  42,604                       $  83,779
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

     As of June 30, 1999, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture; (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center"), which are owned by the Fund IV - Fund V Joint Venture; (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V - Fund VI Joint Venture; (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture; and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of June 30, 1999, the properties owned by the Partnership were 89% occupied as compared to 95% occupied as of June 30, 1998. Gross revenues of the Partnership were $405,100 for the six months ended June 30, 1999, as compared to $409,874 for the six months ended June 30, 1998. Gross revenues and net income has decreased for the six months ended June 30, 1999, over 1998 levels due primarily to increased partnership administrative expenses and decreased interest earned.

     Net cash used in operating activities increased from $37,768 for the six months ended June 30, 1998 to $53,217 for the same period in 1999. The decrease in cash and cash equivalents from $83,779 for the six months ended June 30, 1998, to $42,604 for the six months ended June 30, 1999, was due primarily to an increase in investments in joint ventures and decreased net income.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $.19 per Class A Unit for the three months ended June 30,
     1999, and for the same period in 1998.   No cash distributions were made to
     the Limited Partners holding Class B Units or to the General Partners.

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

     Year 2000
     ---------

     The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses.
     The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of June 30, 1999, all testing of systems has been completed.

     As to the status of the Partnerships' information technology systems, it is presently believed that all major systems and software packages are Year 2000 compliant. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any noncompliance systems is believed to be immaterial.

     The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

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

     Property Operations
     -------------------

     As of June 30, 1999, the Partnership owned interests in the following operational properties:

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                                Three Months Ended                Six Months Ended
                                        ------------------------------    -------------------------------
                                        June 30, 1999   June 30, 1998      June 30,1999     June 30, 1998
                                        -------------   -------------      ------------     -------------
Revenues:
Rental Income                              $242,754       $243,184           $485,508           $485,938
                                           --------       --------           --------           --------

Expenses:
  Depreciation                               87,647         87,646            175,293            175,292
  Management & leasing expenses               6,443          9,890             22,687             19,780
  Other operating expenses                    2,865          3,099             10,411              6,741
                                           --------       --------           --------           --------
                                             96,955        100,635            208,391            201,813
                                           --------       --------           --------           --------

Net income                                 $145,799       $142,549           $277,117           $284,125
                                           ========       ========           ========           ========

Occupied %                                      100%           100%               100%               100%

Partnership Ownership % in the
    Fund V-VI-VII Joint Venture                16.5%          16.5%              16.5%              16.5%

Cash Distribution to Partnership           $ 38,780       $ 38,275           $ 75,176           $ 76,389

Net Income Allocated to the
  Partnership                              $ 23,999       $ 23,463           $ 45,614           $ 46,767


     The increase in management and leasing fees was due to an underaccrual of fees from 1998. The increase in operating expenses for the six month period ended June 30, 1999, was due primarily to increases in accounting and administrative fees.

     Cash distributions allocated to the Partnership and net income allocated to the Partnership remained relatively stable for the six months ended June 30, 1999 and 1998.

     IBM Jacksonville /Fund IV - Fund V Joint Venture
     ------------------------------------------------

                                                 Three Months Ended               Six Months Ended
                                          -----------------------------   ------------------------------
                                          June 30, 1999   June 30, 1998    June 30,1999    June 30, 1998
                                          -------------   -------------   -------------    -------------
Revenues:
Rental Income                                $376,096        $365,896        $740,482         $731,888
                                             --------        --------        --------         --------

Expenses:
  Depreciation                                 79,524          79,524         159,048          159,048
  Management & leasing expenses                55,114          51,801         104,899           98,477
  Other operating expenses                     54,045          (7,083)        169,022           98,277
                                             --------        --------        --------         --------
                                              188,683         124,242         432,969          355,802
                                             --------        --------        --------         --------

Net income                                   $187,413        $241,654        $307,513         $376,086
                                             ========        ========        ========         ========

Occupied %                                         94%            100%             94%             100%

Partnership Ownership % in the
    Fund IV-V Joint Venture                      62.4%           62.4%           62.4%            62.4%

Cash Distribution to Partnership             $171,177        $157,264        $307,783         $281,897

Net Income Allocated to the
  Partnership                                $116,994        $150,706        $191,966         $234,544


     Rental income for the IBM Jacksonville Property increased slightly in 1999, as compared to 1998 figures. Operating expenses increased in 1999, due not only to the substantial increase in the areas of repairs and maintenance, but combined with the fact that common area maintenance reimbursements were drastically reduced for the period. The foregoing was as a result of both IBM and Siemens reducing their leased space in the building. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. Customized Transportation Inc. extended
     their lease for an additional two years through February 28, 2001.   Cash
     distributions increased for 1999 and compared to 1998. The Partnership contributed cash fundings to the Joint Venture for tenant improvement in proportion to their ownership interests, and therefore, the Partnership's ownership interest in the Fund IV - Fund V Joint Venture remained the same.

     Net income allocated to the Partnership decreased for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to increased repairs and maintenance costs. Cash distributions allocated to the Partnership increased due to the distribution of amounts previously held in reserve. These amounts were withheld to cover necessary tenant improvements which did not materialize.

     The Medical Center Property/Fund IV - Fund V Joint Venture
     ----------------------------------------------------------

                                                Three Months Ended              Six Months Ended
                                        ------------------------------          -----------------
                                        June 30, 1999   June 30, 1998    June 30,1999    June 30, 1998
                                        -------------   -------------    ------------    -------------
Revenues:
Rental Income                              $121,106        $118,712        $265,684         $236,039
Interest Income                               2,404           2,572           2,979            4,519
                                           --------        --------        --------         --------
                                            123,510         121,284         268,663          240,558
                                           --------        --------        --------         --------

Expenses:
  Depreciation                               44,524          44,524          89,048           89,048
  Management & leasing expenses              14,114          15,874          31,887           30,670
  Other operating expenses                   31,696          32,795          77,100           80,471
                                           --------        --------        --------         --------
                                             90,334          93,193         198,035          200,189
                                           --------        --------        --------         --------

Net income                                 $ 33,176        $ 28,091        $ 70,628         $ 40,369
                                           ========        ========        ========         ========

Occupied %                                       50%             82%             50%              82%

Partnership Ownership % in the
    Fund IV-V Joint Venture                    62.4%           62.4%           62.4%            62.4%

Cash Distribution to Partnership           $ 46,294        $ 50,138        $ 91,966         $ 90,143

Net Income Allocated to the
  Partnership                              $ 20,710        $ 17,519        $ 44,090         $ 25,176


    Rental income for the Medical Center Property increased in 1999 over 1998, due primarily to an increase in the occupancy level of the property in the fourth quarter of 1998. Operating expenses remained relatively stable in 1999, as compared to 1998 figures. Cash distributions allocated to the Partnership remained relatively stable for the six months ended June 30, 1999 and 1998. One major tenant in the property, Georgia Baptist Healthcare System did not renew their lease which expired May 31, 1999. That created a vacancy of 17,847 square feet. A new tenant, On Care Management has contracted to lease 4,348 rentable square feet of space for a term of 5 years commencing September 1, 1999 and ending August 31, 2004. It is anticipated that the final cost to complete necessary tenant improvements for On Care Management will be approximately $43,450, which will be contributed by Wells Fund IV. All efforts are being made by the Partnership to find a tenant or tenants to occupy the balance of the space.

     The Hartford Building/Fund V - Fund VI Joint Venture
     ----------------------------------------------------

                                               Three Months Ended              Six Months Ended
                                               ------------------              ----------------
                                        June 30, 1999   June 30, 1998   June 30,1999     June 30, 1998
                                        --------------  --------------  -------------  -----------------
Revenues:
Rental Income                              $179,375        $179,375       $358,750          $358,750
                                           --------        --------       --------          --------

Expenses:
  Depreciation                               73,008          73,005        146,016           146,010
  Management & leasing expenses               7,242           7,242         14,484            12,898
  Other operating expenses                     (456)          4,566          4,863             9,788
                                           --------        --------       --------          --------
                                             79,794          84,813        165,363           168,696
                                           --------        --------       --------          --------

Net income                                 $ 99,581        $ 94,562       $193,387          $190,054
                                           ========        ========       ========          ========

Occupied %                                      100%            100%           100%              100%

Partnership Ownership % in the
    Fund V-VI Joint Venture                    46.4%           46.5%          46.4%             46.5%

Cash Distribution to Partnership           $ 80,922        $ 78,749       $159,235          $157,192

Net Income Allocated to the
  Partnership                              $ 46,242        $ 44,000       $ 89,843          $ 88,432


     Net income increased and expenses decreased for the six months ended June 30, 1999, as compared to 1998, due primarily to a greater insurance reimbursement from the tenant in 1999, which was recorded in the second quarter of 1999, in other operating expenses.

     The Partnership's ownership interest in the Fund V - Fund VI Joint Venture decreased due to additional fundings by Wells Fund VI in 1999, which caused a decrease in the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

    Stockbridge Village II/Fund V - Fund VI Joint Venture
    -----------------------------------------------------

                                               Three Months Ended                Six Months Ended
                                               ------------------                ----------------
                                        June 30, 1999   June 30, 1998   June 30,1999     June 30, 1998
                                        -------------   -------------   ------------     -------------
Revenues:
Rental Income                               $95,902         $58,944       $155,310         $117,888
                                            -------         -------       --------         --------

Expenses:
  Depreciation                               25,992          25,425         51,735           51,128
  Management & leasing expenses              10,120           7,072         17,009           15,674
  Other operating expenses                    3,008          19,669         16,283           24,193
                                            -------         -------       --------         --------
                                             39,120          52,166         85,027           90,995
                                            -------         -------       --------         --------

Net income                                  $56,782         $ 6,778       $ 70,283         $ 26,893
                                            =======         =======       ========         ========

Occupied %                                      100%             72%           100%              72%

Partnership Ownership % in the
    Fund V-VI Joint Venture                    46.4%           46.5%          46.4%            46.5%

Cash Distribution to Partnership            $37,017         $14,171       $ 50,440         $ 34,677

Net Income Allocated to the
  Partnership                               $26,368         $ 3,154       $ 32,643         $ 12,513


     Net income and cash distribution to the Partnership increased in 1999, as compared to 1998, due primarily to increased occupancy and a reduction in landscape expenses, parking lot repairs and other operating expenses. The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture decreased due to additional fundings by Wells Fund VI which caused a decrease in the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

                          PART II - OTHER INFORMATION
                          ---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the second quarter of 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WELLS REAL ESTATE FUND V, L.P.

     Dated: August 10, 1999      By: /s/ Leo F. Wells, III
                                     --------------------------
                                 Leo F. Wells, III, as Individual
                                 General Partner and as President,
                                 Sole Director and Chief Financial
                                 Officer of Wells Capital, Inc., the
                                 General Partner of Wells Partners, L.P.