Form 10-Q
period 1999-09-30
WELLS REAL ESTATE FUND V L P
filed 1999-11-12
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       September 30, 1999 or
                              ------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________to________________

Commission file number               0-21580
                       --------------------------------------------------------

              Wells Real Estate Fund V, L.P.
-------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

            Georgia                               58-1936904
--------------------------------          -------------------------
(State of other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia              30092
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------


 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
    --------    -------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund V, L.P.
                        ------------------------------

                                     INDEX
                                     -----


                                                                     Page No.
                                                                     --------


PART I.   FINANCIAL INFORMATION


          Item 1. Financial Statements


                    Balance Sheets - September 30, 1999
                    and December 31, 1998..................................3

                    Statements of Income for the Three
                    Months and the Nine Months Ended September 30, 1999
                    and 1998...............................................4

                    Statement of Partners' Capital
                    for the Year Ended December 31, 1998,
                    and the Nine Months Ended September 30, 1999...........5

                    Statements of Cash Flows for the Nine Months
                    Ended September 30, 1999 and 1998......................6

                    Condensed Notes to Financial Statements................7

          Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.............................................8


PART II.  OTHER INFORMATION...............................................16

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                                BALANCE SHEETS



                     Assets                                     September 30, 1999             December 31, 1998
                     ------                                     ------------------             -----------------

Investment in joint ventures (Note 2)                                   $12,314,473                  $12,673,831
Cash and cash equivalents                                                    67,819                       63,998
Due from affiliates                                                         256,330                      300,674
                                                                       ------------                  -----------


          Total assets                                                  $12,638,622                  $13,038,503
                                                                        ===========                  ===========

         Liabilities and Partners' Capital
         ---------------------------------

Liabilities:

  Accounts payable                                                      $         0                  $     4,274
  Partnership distributions payable                                         300,597                      273,916
                                                                        -----------                  -----------
                                                                            300,597                      278,190
                                                                        -----------                  -----------

Partners' capital:
  Limited partners
    Class A - 1,560,416 units outstanding at
        September 30, 1999 and 1,559,021 at
         December 31, 1999                                               12,338,025                   12,760,313
    Class B - 140,186 units outstanding at
     September 30, 1999 and 141,581 at
      December 31, 1999                                                           0                            0
                                                                        -----------                  -----------


          Total partners' capital                                        12,338,025                   12,760,313
                                                                        -----------                  -----------

                Total liabilities and partners'
                 capital                                                $12,638,622                  $13,038,503
                                                                        ===========                  ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME


                                                 Three Months Ended                 Nine Months Ended
                                                 -------------------                -----------------
                                            Sept 30, 1999     Sept 30, 1998    Sept 30, 1999     Sept 30,1998
                                            -------------     -------------    -------------     ------------
Revenues:
     Interest income                        $       287       $     1,276      $       1,232     $      3,718
     Equity in income of joint ventures
          (Note 2)                              122,488           141,002            526,644          548,434
                                                -------           -------            -------          -------
                                                122,775           142,278            527,876          552,152
                                                -------           -------            -------          -------

Expenses:
     Legal and accounting                           200               473             13,932           13,893
     Computer costs                               2,559             2,341              7,240            6,195
     Partnership administration                  10,761            15,343             42,237           38,279
                                                -------           -------            -------          -------
                                                 13,520            18,157             63,409           58,367
                                                -------           -------            -------          -------
     Net income                             $   109,255       $   124,121      $     464,467     $    493,785
                                                =======           =======            =======          =======

Net income allocated to Class A Limited
     Partners                               $   109,255       $   124,121      $     464,467     $    493,785

Net loss allocated to Class B Limited
     Partners                               $         0       $         0      $           0     $          0

Net income per Class A Limited
     Partner Unit                           $      0.07       $      0.08      $        0.30     $       0.32

Net loss per Class B Limited Partner
     Unit                                   $         0       $         0      $           0     $          0

Cash distribution per Class A Limited
     Partner Unit                           $      0.19       $      0.19      $        0.57     $       0.57


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1999


                                                 Limited  Partners                                    Total
                                 -------------------------------------------------
                                         Class A                    Class B            General      Partners'
                                         -------                    -------
                                   Units        Amount         Units        Amount     Partners      Capital
                                   -----        ------         -----        ------     --------      -------
BALANCE, December 31, 1997       1,551,416   $13,297,946     149,186        $    0     $      0    $13,297,946

  Net income                             0       622,106           0             0            0        622,106
  Partnership distributions              0    (1,159,739)          0             0            0     (1,159,739)
  Class B conversion elections       7,605             0      (7,605)            0            0              0
                                 ---------   -----------     -------        ------     --------    -----------
BALANCE, December 31, 1998       1,559,021    12,760,313     141,581             0            0     12,760,313

  Net income                             0       464,467           0             0            0        464,467
  Partnership distributions              0      (886,755)          0             0            0       (886,755)
  Class B conversion elections       1,395             0      (1,395)            0            0              0
                                 ---------   -----------     -------        ------     --------    -----------

BALANCE, Sept 30, 1999           1,560,416   $12,338,025     140,186        $    0     $      0    $12,338,025
                                 =========   ===========     =======        ======     ========    ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                                       -----------------
                                                            Sept 30, 1999            Sep 30, 1998
                                                            -------------            ------------
Cash flow from operating activities:

  Net income                                                   $  464,467               $ 493,785
    Adjustments to reconcile net incomes to net
      cash used in operating activities:                         (526,644)               (548,434)
       Equity in income of joint venture
       Changes in assets and liabilities:
         Accounts payable                                          (4,274)                      0
                                                               ----------               ---------
          Net cash used in operating
            activities                                            (66,451)                (54,649)
                                                               ----------               ---------
  Cash flow from investing activities:
       Distributions received from
        joint ventures                                          1,000,276                 946,007
       Investment in joint ventures                               (69,930)                (19,270)
                                                               ----------               ---------
          Net cash provided by
            investing activities                                  930,346                 926,737
                                                               ----------               ---------

  Cash flow from financing activities:
       Partnership distributions paid                            (860,074)               (877,546)
                                                               ----------               ---------
          Net increase (decrease) in
            cash and cash equivalents                               3,821                 ( 5,458)

  Cash and cash equivalents, beginning of year                     63,998                  91,678
                                                               ----------               ---------

  Cash and cash equivalents, end of period                     $   67,819               $  86,220
                                                               ==========               =========

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

     As of September 30, 1999, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture; (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook"), which are owned by the Fund IV - Fund V Joint Venture; (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V - Fund VI Joint Venture; (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture; and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

     (B)  Basis of Presentation
     --------------------------
     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for year ended December 31, 1998.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of September 30, 1999, the properties owned by the Partnership were 91% occupied as compared to 93% occupied as of September 30, 1998. Gross revenues of the Partnership were $527,876 for the nine months ended September 30, 1999, as compared to $552,152 for the same period in 1998. Gross revenues and net income has decreased for the nine months ended September 30, 1999, over 1998 levels due primarily to a slight increase in partnership administrative expenses and decreased earning in joint ventures caused primarily by the decreased occupancy at Village Overlook.

     Net cash used in operating activities increased from $54,649 for the nine months ended September 30, 1998 to $66,451 for the same period in 1999.
     The increase in cash and cash equivalents from $(5,458) for the nine months ended September 30, 1998, to $3,821 for the nine months ended September 30, 1999, was due primarily to an increase in distributions received from joint ventures.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $.19 per Class A Unit for the three months ended September 30, 1999, and for the same period in 1998. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners.

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

     Year 2000
     ---------

     The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of September 30, 1999, all testing of systems has been completed.

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

Property Operations
-------------------

As of September 30, 1999, the Partnership owned interests in the following operational properties:

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                                   Three Months Ended                      Nine Months Ended
                                                   ------------------                      -----------------
                                          Sept 30, 1999         Sept 30, 1998     Sept 30, 1999         Sept 30, 1998
                                          -------------         -------------     -------------         -------------
Revenues:
Rental Income                                  $243,182              $242,755          $728,690              $728,693
                                               --------              --------          --------              --------

Expenses:
  Depreciation                                   87,646                87,647           262,939               262,939
  Management & leasing expenses                  14,627                 9,890            37,314                29,670
  Other operating expenses                        4,181                 3,044            14,592                 9,785
                                               --------              --------          --------              --------
                                                106,454               100,581           314,845               302,394
                                               --------              --------          --------              --------

Net income                                     $136,728              $142,174          $413,845              $426,299
                                               ========              ========          ========              ========

Occupied %                                          100%                  100%              100%                  100%

Partnership's Ownership % in the
  Fund V-VI-VII Joint Venture                      16.5%                 16.5%             16.5%                 16.5%

Cash Distribution to Partnership               $ 37,219              $ 38,213          $112,396              $114,602

Net Income Allocated to the
  Partnership                                  $ 22,505              $ 23,402          $ 68,119              $ 70,169

Rental income remained relatively stable for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

The increase in management and leasing fees for the nine months ended September 30, 1999 was due to an under accrual of fees in 1998. The increase in operating expenses was due primarily to increases in accounting and administrative fees.

IBM Jacksonville/Fund IV - Fund V Joint Venture
------------------------------------------------

                                                      Three Months Ended                      Nine Months Ended
                                                      ------------------                      -----------------
                                             Sept 30, 1999          Sept 30, 1998     Sept 30, 1999       Sept 30, 1998
                                             -------------          -------------     -------------       -------------
Revenues:
Rental Income                                     $370,168               $366,140        $1,110,650          $1,098,028
                                                  --------               --------        ----------          ----------

Expenses:
  Depreciation                                      80,089                 79,524           239,137             238,572
  Management & leasing expenses                     51,529                 45,762           156,428             144,239
  Other operating expenses                         113,362                154,576           282,384             252,853
                                                  --------               --------        ----------          ----------
                                                   244,980                279,862           677,949             635,664
                                                  --------               --------        ----------          ----------

Net income                                        $125,188               $ 86,278        $  432,701          $  462,364
                                                  ========               ========        ==========          ==========

Occupied %                                              94%                    94%               94%                 94%

Partnership's Ownership %                             62.4%                  62.4%             62.4%               62.4%

Cash Distribution to Partnership                  $140,136               $116,499        $  447,918          $  398,396

Net Income Allocated to the
  Partnership                                     $ 78,150               $ 53,824        $  270,116          $  288,368

Rental income for the IBM Jacksonville Property increased slightly in 1999, as compared to 1998 figures. Operating expenses increased in 1999, due to substantial increases in the areas of repairs and maintenance, partially offset by common area maintenance reimbursements that were drastically reduced for the period. The foregoing was a result of both IBM and Siemens reducing their leased space in the building. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. As a result, net income allocated to the Partnership decreased for the nine months ended September 30, 1999, as compared to the same period in 1998. Cash distributions allocated to the Partnership increased due to the distribution of cash previously held in reserve. These reserves were held to cover necessary tenant improvements which did not materialize. Customized Transportation Inc. extended their lease for an additional two years through February 28, 2001. Cash distributions increased for 1999 as compared to 1998. The Partnership contributed cash fundings to the Joint Venture for tenant improvement in proportion to their ownership interests, and therefore, the Partnership's ownership interest in the Fund IV - Fund V Joint Venture remained the same.

The Village Overlook Property/Fund IV - Fund V Joint Venture
------------------------------------------------------------

                                                 Three Months Ended                     Nine Months Ended
                                                 ------------------                     -----------------
                                           Sept 30, 1999       Sept 30, 1998     Sept 30, 1999       Sept 30, 1998
                                           -------------       -------------     -------------       -------------
Revenues:
  Rental income                                 $ 75,057            $128,171          $340,741            $364,210
  Interest income                                  4,224               5,769             7,203              10,288
                                                --------            --------          --------            --------
                                                  79,281             133,940           347,944             374,498
                                                --------            --------          --------            --------
Expenses:
  Depreciation                                    44,871              44,525           133,919             133,573
  Management & leasing expenses                    8,609              15,819            40,496              46,489
  Other operating expenses                        79,241              53,244           156,341             133,715
                                                --------            --------          --------            --------
                                                 132,721             113,588           330,756             313,777
                                                --------            --------          --------            --------

Net income (loss)                               $(53,440)           $ 20,352          $ 17,188            $ 60,721
                                                ========            ========          ========            ========

Occupied %                                          62.4%                 82%             62.4%                 82%

Partnership's Ownership %                           62.4%               62.4%             62.4%               62.4%

Cash Distribution to Partnership                $      0            $ 45,487          $ 85,868            $135,646

Net Income (Loss) Allocated to the
  Partnership                                   $(33,361)           $ 12,697          $ 10,729            $ 37,873

Rental income for the Village Overlook Properties (formerly the Medical Center Property) decreased for the nine months ended September 30, 1999, as compared to the same period in 1998. This was due primarily to the fact that one major tenant, Georgia Baptist Healthcare System did not renew their lease which expired May 31, 1999. Two new tenants have signed leases for a total of 7,332 rentable square feet of space. On Care Management has contracted to lease 4,348 square feet for a term of 5 years commencing September 1, 1999 and Georgia Pediatric Cardiology has signed a lease for 2,984 square feet commencing October 1, 1999, for a four year term. All efforts are being made by the Partnership to find a tenant or tenants to occupy the remaining 10,515 square feet of vacant space. Operating expenses increased in 1999, over 1998, due primarily to the resurfacing of the parking lot as well as the repairs of the HVAC system in the buildings. Cash distributions decreased for the nine months ended September 30, 1999 as compared to the same period for 1998 due to the reduction in rental income and increase in operating expenses.

The Hartford Building/Fund V - Fund VI Joint Venture
----------------------------------------------------

                                                  Three Months Ended                    Nine Months Ended
                                                  ------------------                    -----------------
                                          Sept 30, 1999       Sept 30, 1998     Sept 30, 1999       Sept 30, 1998
                                          -------------       -------------     -------------       -------------
Revenues:
Rental Income                                  $179,374            $179,374          $538,124            $538,124
                                               --------            --------          --------            --------

Expenses:
  Depreciation                                   73,008              73,005           219,024             219,015
  Management & leasing expenses                   7,242               7,242            21,726              20,140
  Other operating expenses                        2,643               4,099             7,506              13,887
                                               --------            --------          --------            --------
                                                 82,893              84,346           248,256             253,042
                                               --------            --------          --------            --------

Net income                                     $ 96,481            $ 95,028          $289,868            $285,082
                                               ========            ========          ========            ========

Occupied %                                          100%                100%              100%                100%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                   46.4%               46.5%             46.4%               46.5%

Cash Distribution to Partnership               $ 79,464            $ 78,965          $238,699            $236,157

Net Income Allocated to the
  Partnership                                  $ 44,791            $ 44,217          $134,634            $132,649

Net income increased and expenses decreased for the nine months ended September 30, 1999, as compared to 1998, due primarily to an insurance reimbursement from the tenant in 1999, which was recorded in the second quarter of 1999, in other operating expenses.

The Partnership's ownership interest in the Fund V - Fund VI Joint Venture decreased due to additional funding by Wells Fund VI in 1999, which caused a decrease in the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

Stockbridge Village II/Fund V - Fund VI Joint Venture
-----------------------------------------------------

                                               Three Months Ended                   Nine Months Ended
                                               ------------------                   -----------------
                                        Sept 30, 1999       Sept 30, 1998    Sept 30, 1999       Sept 30, 1998
                                        -------------       -------------    -------------       -------------
Revenues:
Rental Income                                 $75,654             $59,070         $230,964            $176,958
                                              -------             -------         --------            --------

Expenses:
  Depreciation                                 26,304              25,425           78,039              76,553
  Management & leasing expenses                 9,921               7,057           26,930              22,731
  Other operating expenses                     17,021              11,840           33,304              36,033
                                              -------             -------         --------            --------
                                               53,246              44,322          138,273             135,317
                                              -------             -------         --------            --------

Net income                                    $22,408             $14,748         $ 92,691            $ 41,641
                                              =======             =======         ========            ========

Occupied %                                        100%                 72%             100%                 72%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                 46.4%               46.5%            46.4%               46.5%

Cash Distribution to Partnership              $20,611             $17,880         $ 71,051            $ 52,557

Net Income Allocated to the
  Partnership                                 $10,403             $ 6,863         $ 43,046            $ 19,376

Rental income, net income and cash distribution to the Partnership increased in 1999, as compared to 1998, due primarily to increased occupancy. The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture decreased due to additional fundings by Wells Fund VI which caused a decrease in the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND V, L.P.

Dated: November 10, 1999           By: /s/ Leo F. Wells, III
                                       --------------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner and as President,
                                   Sole Director and Chief Financial
                                   Officer of Wells Capital, Inc., the
                                   General Partner of Wells Partners, L.P.