Form 10-K
period 1999-12-31
WELLS REAL ESTATE FUND V L P
filed 2000-03-27
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]

For the fiscal year ended     December 31, 1999                               or
                          ----------------------------------------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     [No Fee Required]

For the transition period from__________________________ to ____________________
Commission file number           0-21580
                      ----------------------------------------------------------
                              Wells Real Estate Fund V, L. P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Georgia                              58-1936904
-----------------------------------    -----------------------------------------
State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Pkwy, Ste 250 Norcross, Georgia                30092
------------------------------------------------     ---------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (770) 449-7800
                                                     ---------------------------
Securities registered pursuant to Section 12 (b) of the Act:

          Title of each class            Name of exchange on which registered
-------------------------------------    ---------------------------------------
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

Yes  X    No
    --
Aggregate market value of the voting stock held by non-affiliates:    Not
                                                                  --------------

Applicable
----------

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

As of December 31, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture; (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook Project"), which are owned by the Fund IV - Fund V Joint Venture; (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V - Fund VI Joint Venture; (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture; and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1999.

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

ITEM 2.  PROPERTIES.
--------------------

The Partnership owns interest in five properties through its investment in joint ventures of which four are office buildings and one is a retail building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1999, these properties were 91% occupied, as compared to 94% at December 31, 1998 and 95% at December 31, 1997.

               [The Remainder of Page Left Intentionally Blank]

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1999, assuming no exercise of renewal options or termination rights:

                                                            Partnerships
Year of         Number of                  Annualized         Share of         Percentage of      Percentage of
Lease            Leases       Square       Gross Base        Annualized        Total Square     Total Annualized
Expiration      Expiring   Feet Expiring     Rent(1)     Gross Base Rent(1)    Feet Expiring        Base Rent
----------------------------------------------------------------------------------------------------------------
2000                5          8,399         149,299            93,207             3.0%                3.8%
2001                1         23,869         441,576           275,676             8.6%               11.1%
2002                2          3,712          62,760            36,504             1.3%                1.6%
2003(2)             4        142,062       1,819,408         1,009,804            51.0%               45.7%
2004                4         14,564         345,996           194,907             5.2%                8.7%
2005                2          5,195         100,212            62,562             1.9%                2.5%
2006(3)             2         80,969       1,059,167           200,795            29.0%               26.6%
2007                0              0               0                 0             0.0%                0.0%
2008                0              0               0                 0             0.0%                0.0%
2009                0              0               0                 0             0.0%                0.0%
----------------------------------------------------------------------------------------------------------------
                   20        278,770       3,978,418         1,873,455           100.0%              100.0%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2) Expiration of IBM with 68,100 square feet at the Insurance Company at the Hartford Building with Jacksonville Property and of Hartford Fire 71,000 square feet.

(3)  Expiration of Marathon with 76,000 square feet at the Marathon Property.

The following describes the properties in which the Partnership owns an interest as of December 31, 1999:

Fund IV - Fund V Joint Venture
------------------------------

On April 14, 1992, the Partnership and Wells Real Estate Fund IV, L.P. ("Wells Fund IV"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund IV and Fund V Associates (the "Fund IV - Fund V Joint Venture"). The investment objectives of Wells Fund IV are substantially identical to those of the Partnership. As of December 31, 1999, the Partnership had contributed approximately $8,032,509, and Wells Fund IV had contributed approximately $4,820,355 to the Fund IV -Fund V Joint Venture. The Partnership holds an approximate 62% equity interest, and Wells Fund IV holds an approximate 38% equity interest in the Fund IV - Fund V Joint Venture. The Partnership owns interests in the following two properties through the Fund IV - Fund V Joint
Venture:

The Jacksonville Property
-------------------------

On June 8, 1992, the Fund IV-Fund V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida at a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet (the "Jacksonville Property"). As of December 31, 1999, the Partnership contributed $5,000,116, and Wells Fund IV contributed $3,463,064 to the Fund IV-Fund V Joint Venture to fund the acquisition and development of the Jacksonville Project.

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

The term of the CTI lease containing 11,780 square feet is 7 years and commenced in March, 1994. The annual base rent payable under the CTI lease is $325,965.

The occupancy rates for the Jacksonville Project at year end were 94% in 1999 and 1998 and 100% in 1997. The average effective annual rental per square foot at the Jacksonville Property was $16.80 for 1999, $16.69 for 1998, $16.71 for 1997, 1996, and 1995.

The Village Overlook Property (formerly the Medical Center Property)
--------------------------------------------------------------------

On September 14, 1992, the Fund IV-Fund V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the "Village Overlook Property"). As of December 31, 1999, the Partnership had contributed $3,032,393, and Wells Fund IV had contributed $1,357,291 to the Fund IV - Fund V Joint Venture for the acquisition and development of the Village Overlook Property.

Occupancy decreased in 1999 to 62%, as compared to 92% in 1998 (on both buildings) due to the fact that one major tenant, Georgia Baptist, who occupied approximately 50% of the space did not renew their lease which expired May 31, 1999. Two new tenants have signed leases for a total of 7,332 rentable square feet of space and moved in October 1, 1999. All efforts are being made by the Partnership to lease the remaining 10,515 square feet of vacant space.

The occupancy rate for the Village Overlook Property at year end was 62% in
1999, 92% in 1998 and 81% in 1997.   The average effective annual rental per
square foot at the Village Overlook Property was $ 12.75 for 1999, $13.46 for 1998, $10.93 for 1997, $11.83 for 1996 and $10.43 for 1995.

Fund V - Fund VI Joint Venture
------------------------------

On December 27, 1993, The Partnership and Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund V and Fund VI Associates (the "Fund V - Fund VI Joint Venture"). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. As of December 31, 1999, the Partnership had contributed approximately $4,544,601, and Wells Fund VI had contributed approximately $5,329,541 to the Fund V - Fund VI Joint Venture. The Partnership currently holds an approximately 46% equity interest, and Wells Fund VI holds an approximately 54% equity interest in the Fund V - Fund VI Joint Venture. The Partnership owns interests in the following two properties through the Fund V - Fund VI Joint Venture:


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

The occupancy rate for the Hartford Building at year end was 100% for the years ended December 31, 1999, 1998 and 1997. The average effective annual rental per square foot at the Hartford Building was $10.11 for 1999, 1998, 1997, 1996 and 1995.

Stockbridge Village II
----------------------

On November 12, 1993, the Partnership purchased 2.46 acres of real property located in Clayton County, Georgia for $1,022,634. On July 1, 1994, the Partnership contributed the property as a capital contribution to the Fund V - Fund VI Joint Venture.

Construction of a 5,400 square foot retail building was completed in November, 1994. Construction of a second retail building containing approximately 10,423 square feet was completed in June, 1995. The entire first building was leased by Apple Restaurants, Inc. for nine years and eleven months beginning in December, 1994. The annual base rent under the lease is $125,982 until December 15, 1999, at which time the annual base rent increases to $137,700.

The total construction cost of Stockbridge Village II was approximately $2,933,000. As of December 31, 1999, the Partnership contributed $1,035,804 and Wells Fund VI had contributed $1,896,834 to the Fund V - Fund VI Joint Venture for the acquisition and development of Stockbridge Village II.

The occupancy rate for the Stockbridge Village II Property at year end was 100% for 1999 and 72% for 1998 and 1997. The average effective annual rental per square foot at the Stockbridge Village II was $19.66 for 1999, $14.90 for 1998 and $14.88 for 1997, $12.43 for 1996 and $10.41 for 1995.

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

The occupancy rate for the Marathon Building at year end was 100% for 1999,
1998, and 1997.   The average effective annual rental per square foot in the
Marathon Building was $12.78 for 1999 and 1998 and $12.74 for 1997 and $12.78 for 1996 and 1995.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners for the year of 1999.

                 [Remainder of page left intentionally blank]

                                    PART II
                                    -------

Item 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

As of February 29, 2000, the Partnership had 1,566,416 outstanding Class A Units held by a total of 1,608 Limited Partners and 134,186 outstanding Class B Units held by a total of 76 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership, as of December 31, 1999, to be $11.77 per Class A Unit and $15.94 per Class B Unit based on market conditions existing in early December, 1999. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributions paid monthly. Under the Partnership Agreement, distributions are allocated first to the Limited Partners holding Class A Units until they have received cash distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contribution. After this preference is satisfied, the General Partners will receive an amount of Net Cash from Operations equal to one-tenth of the total amount of Net Cash from Operations distributed. Net Cash From Operations, as defined in the Partnership Agreement to mean Cash Flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, but are initially allocated none of the depreciation, amortization, cost recovery and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero. Therefore, the Limited Partners holding Class A Units will receive 90% of Net Cash from Operations, and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Units. Cash distributions made to the Limited Partners holding Class A Units for the two most recent fiscal years were as follows:

                                                 Per Class A Unit
                                                 ----------------
          Distributions For   Total Cash     Investment     Return of
          Quarter Ended       Distribution     Income        Capital
          ------------------------------------------------------------

          March 31, 1998        $289,025       $0.09             $0.10
          June 30, 1998         $300,005       $0.14             $0.05
          Sept. 30, 1998        $296,796       $0.08             $0.11
          Dec. 31, 1998         $273,913       $0.09             $0.09
          March 31, 1999        $283,810       $0.09             $0.09
          June 30, 1999         $302,348       $0.14             $0.06
          Sept. 30, 1999        $300,596       $0.07             $0.12
          Dec. 31, 1999         $304,213       $0.10             $0.09

The fourth quarter distribution was accrued for accounting purposes in 1999, and was not actually paid to the limited partners holding Class A units until February 2000. Even though there is no guarantee, the General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 2000 at a level at least comparable with 1999 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The Partnership commenced the offering on March 6, 1992, but did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on April 27, 1992.

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995.

                                              1999             1998                 1997                   1996               1995
                                       -------------------------------------------------------------------------------------------
Total assets                           $12,499,237      $13,038,503          $13,586,464            $14,092,081        $14,597,710
Total revenues                             706,291          708,264              633,247                590,839            764,624
Net income                                 625,679          622,106              559,801                505,650            689,639
Net income/(loss) allocated
  to General Partners                            0                0                    0                      0                  0
Net income allocated to
  Class A Limited Partners                 625,679          622,106              559,801              1,095,296          1,124,203
Net loss allocated to
  Class B Limited Partners                       0                0                    0               (589,646)          (434,564)
Net income per weighted
 average (1) Class A
 Limited Partner Unit                          .40              .40                  .36                    .71                .73
Net loss per weighted
 average (1) Class B
 Limited Partner Unit                            0                0                    0                  (3.78)             (2.72)
Cash Distributions per
 weighted average (1)
 Class A Limited Partner
 Unit:
    Investment Income                          .40              .40                  .60                    .65                .66
    Return of Capital                          .36              .35                  .11                    .00                .00

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Gross revenues of the Partnership were $706,291 for the year ended December 31, 1999, as compared to $708,264 for the year ended December 31, 1998 and $633,247 for the year ended December 31, 1997. Interest income decreased from 1997 to 1998 and 1999 due to a greater amount of investor funds invested in interest bearing accounts in 1997 than in 1998 and 1999. Gross revenues increased for the years ended 1999 and 1998, as compared to 1997, due primarily to increased equity in income from the joint ventures, due primarily to increased occupancy at Stockbridge Village II.

Expenses of the Partnership were $80,612 for the year ended December 31, 1999, $86,158 for the year ended December 31, 1998 and $73,446 for the year ended December 31, 1997. Expenses varied due primarily to fluctuations in partnership administration expenses.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.76 per Class A Unit for the year ended December 31, 1999, $.75 per Class A Unit for the year ended December 31, 1998 and $.71 per Class A Unit for the year ended December 31, 1997. No cash distributions were made to the Limited Partners holding Class B Units. Distributions accrued for the fourth quarter of 1999 were paid in February, 2000.

Property Operations
-------------------

As of December 31, 1999, the Partnership's ownership interest in Fund IV-Fund V Joint Venture was 62.4%, in Fund V-Fund VI Joint Venture 46.4% and in Fund V-VI-VII Joint Venture 16.5%.

As of December 31, 1999, the Partnership owned interests through interests in joint ventures in the following operational properties:

The Jacksonville Property/Fund IV-Fund V Joint Venture
------------------------------------------------------

                                                          For the Year Ended December 31
                                               ------------------------------------------------------
                                                  1999                  1998                 1997
                                                  ----                  ----                 ----
Revenues:
  Rental income                                $1,471,572            $1,461,916            $1,464,097
                                               ----------            ----------            ----------
Expenses
  Depreciation                                    319,508               318,096               318,100
  Management & leasing expenses                   205,987               190,928               184,623
  Other operating expenses                        363,344               401,622               431,278
                                               ----------            ----------            ----------
                                                  888,839               910,646               934,001
                                               ----------            ----------            ----------

Net income                                     $  582,733            $  551,270            $  530,096
                                               ==========            ==========            ==========

Occupied %                                             94%                   94%                  100%

Partnership's Ownership %                            62.4%                 62.4%                 62.4%

Cash Distribution to the Partnership           $  602,381            $  506,517            $  503,015

Net Income Allocated to the
  Partnership                                  $  363,773            $  343,868            $  329,540

Rental income increased slightly in 1999 as compared to 1998 and 1997 due to rental income for three months from a temporary tenant. Expenses decreased in 1999 as compared to 1998 due primarily to savings in various building operating expenses. Cash distributions increased in 1999 as compared to 1998 and 1997 due to the distribution of cash previously held in reserve. These reserves were held to cover necessary tenant improvements which did not materialize. Net income increased in 1999, as compared to 1998 and 1997 levels, due primarily to savings in operating expenses.

The Jacksonville Property incurred property taxes of $182,936 for 1999, $188,333 for 1998, and $180,405 for 1997.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

Village Overlook Properties/Fund IV-Fund V Joint Venture
--------------------------------------------------------

                                                For the Year Ended December 31
                                        -----------------------------------------------
                                             1999             1998           1997
                                             ----             ----           ----
Revenues:
  Rental income                            $454,971        $480,419        $387,453
  Interest income                            10,436          12,908           9,193
                                           --------        --------        --------
                                            465,407         493,327         396,646
                                           --------        --------        --------

Expenses
  Depreciation                              181,448         178,095         166,939
  Management & leasing expenses              54,363          61,950          55,591
  Other operating expenses                  211,837         170,664         187,339
                                           --------        --------        --------
                                            447,648         410,709         409,869
                                           --------        --------        --------

Net income (loss)                          $ 17,759        $ 82,618        $(13,223)
                                           ========        ========        ========

Occupied %                                       62%             92%             81%

Partnership's Ownership %                      62.4%           62.4%           62.4%

Cash Distribution to the Partnership       $ 99,578        $181,881        $121,661

Net Income (Loss) Allocated to the
  Partnership                              $ 11,087        $ 51,542        $ (8,247)


Rental income for the Village Overlook Properties decreased in 1999 as compared to 1998, due to a decrease in occupancy level. Occupancy decreased in 1999 to 62%, as compared to 92% in 1998 (on both buildings) due to the fact that one major tenant, Georgia Baptist, who occupied approximately 50% of the space did not renew their lease, which expired May 31, 1999. Two new tenants have signed leases for a total of 7,332 rentable square feet of space and moved in October 1, 1999. All efforts are being made by the Partnership to lease the remaining 10,515 square feet of vacant space.

Operating expenses increased in 1999, as compared to 1998 and 1997, due primarily to the resurfacing of the parking lot as well as the repairs of the HVAC system in the buildings. Cash distributions allocated to the Partnership decreased in 1999, compared to prior year levels due primarily to the loss in revenue and the increase in operating expenses experienced in these properties.

The Village Overlook Properties incurred property taxes of $35,002 for 1999, $36,862 for 1998 and $35,691 for 1997.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additions information on tenants, etc. refer to Item 2, Properties, Page 3.

The Hartford Building - Fund V - Fund VI Joint Venture
------------------------------------------------------

                                                For the Year Ended December 31
                                                ------------------------------
                                             1999             1998           1997
                                             ----             ----           ----
Revenues:
  Rental income                            $717,499        $717,499        $717,499
                                           --------        --------        --------

Expenses
  Depreciation                              292,031         292,032         292,031
  Management & leasing expenses              28,968          27,719          30,189
  Other operating expenses                   11,282          10,530          (9,983)
                                           --------        --------        --------
                                            332,281         330,281         312,237
                                           --------        --------        --------

Net income                                 $385,218        $387,218        $405,262
                                           ========        ========        ========

Occupied %                                      100%            100%            100%

Partnership's Ownership %                      46.4%           46.5%           46.5%

Cash Distribution to the Partnership       $317,598        $318,379        $329,507

Net Income Allocated to the
  Partnership                              $178,879        $180,142        $189,813


Net income decreased and expenses increased in 1999 and 1998, as compared to 1997, due primarily to an insurance reimbursement received in 1997 from the tenant for prior year's expenses.

The Partnership's ownership in the Fund V-Fund VI Joint Venture decreased from 46.5% in 1997 and 1998, to 46.4% in 1999 due to additional fundings by Wells Fund VI, which increased Wells Fund VI's ownership interest and decreased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

Cash distributions and net income allocated to the Partnership decreased in 1999 and 1998 as compared to 1997 due to the insurance reimbursement discussed above and the decreased ownership in the joint venture.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3. For more detailed financial information regarding the historical operations of The Hartford Building refer to the Financial Statements, as of December 31, 1999, 1998 and 1997 regarding The Hartford Building commencing at page F-25 of this Annual Report on Form 10-K.

Stockbridge Village II - Fund V - Fund VI Joint Venture
-------------------------------------------------------

                                                For the Year Ended December 31
                                     -----------------------------------------------------
                                             1999             1998           1997
                                             ----             ----           ----
Revenues:
  Rental income                            $311,112        $235,776        $235,508
                                           --------        --------        --------

Expenses
  Depreciation                              104,962         101,971          96,357
  Management & leasing expenses              36,199          29,648          35,423
  Other operating expenses                   43,637          32,156          62,725
                                           --------        --------        --------
                                            184,798         163,775         194,505
                                           --------        --------        --------

Net income                                 $126,314        $ 72,001        $ 41,003
                                           ========        ========        ========

Occupied %                                      100%             72%             72%

Partnership's Ownership %                      46.4%           46.5%           46.5%

Cash Distribution to the Partnership       $ 98,998        $ 77,808        $ 60,871

Net Income Allocated to the
  Partnership                              $ 58,648        $ 33,488        $ 18,970

Net income and cash distributions allocated to the Partnership are greater in 1999, as compared to 1998 and 1997, due primarily to increase occupancy. Expenses increased in 1999, as compared to 1998 due to increased occupancy.

The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture decreased to 46.4% in 1999 as compared to 46.5% in 1998 and 1997 due to additional investments by Wells Fund VI which decreased the Partnership's ownership interest in the Fund V-Fund VI Joint Venture.

The Stockbridge Village II Project incurred property taxes of $24,121 for 1999, $23,508 for 1998 and $25,491 for 1997.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                                For the Year Ended December 31
                                        --------------------------------------------
                                             1999             1998           1997
                                             ----             ----           ----
Revenues:
  Rental income                            $971,051        $971,447        $968,219
                                           --------        --------        --------

Expenses
  Depreciation                              350,585         350,585         350,585
  Management & leasing expenses              39,659          34,632          39,671
  Other operating expenses                   19,441          12,261          11,905
                                           --------        --------        --------
                                            409,685         397,478         402,161
                                           --------        --------        --------

Net income                                 $561,366        $573,969        $566,058
                                           ========        ========        ========

Occupied %                                      100%            100%            100%

Partnership's Ownership %                      16.5%           16.5%           16.5%

Cash Distribution to the Partnership       $151,521        $153,446        $152,896

Net Income Allocated to the
  Partnership                              $ 92,401        $ 94,475        $ 93,173

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

Rental income remained relatively stable in 1999, 1998 and 1997. Management and leasing fees increased, as compared to 1998, due to an underaccrual of fees in 1998. Operating expenses increased slightly due primarily to increases in accounting and administrative fees.

Cash distribution to the Partnership and net income allocated to Partnership remained relatively stable for 1999.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

Liquidity and Capital Reserves
------------------------------

During its offering, which terminated on March 3, 1993, the Partnership raised a total $17,006,020 in capital through the sale of 1,700,602 units. No additional units will be sold by the Partnership. As of December 31, 1999, the Partnership incurred $3,145,282 in commission fees, acquisition fees, organization and offering costs; invested $13,844,687 in properties; reserved $16,051 as working capital reserves.

Pursuant to the terms of the Partnership Agreement, the Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses required to operate the Partnership for a six-month period not the be reduced below 1% of Limited Partners' capital contributions. As set forth above, in order to fund tenant improvements of approximately $154,009 the General Partners have used a portion of the Partnership's working capital reserves to reduce the balance below this minimum amount, rather than funding out of operating cash flow. The General Partners anticipated that the remaining $16,051 in working capital reserves will be sufficient to meet its future needs.

The Partnership's net cash used in operating activities increased from $66,556 for the year ended December 31, 1997 to $77,135 for the year ended December 31, 1998 to $83,383 for the year ended December 31, 1999 primarily due to decreases in interest income in 1999 and 1998 and changes in accounts payable. Net cash provided by investing activities fluctuated from $966,869 in 1997 and $1,223,796 in 1998 and $1,201,675 in 1999, primarily due to changes in investments in joint ventures and increases in distributions received from joint ventures. Cash used in financing activities remained relatively stable for 1999 and 1998, but were lower in 1997.

The Partnership's distributions paid and payable through the fourth quarter of 1999 have been paid from net cash from operations and from a return of capital. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

Inflation
---------

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

Year 2000
---------

The Partnership made the transition into the year 2000 without any information systems, business operations or facilities related system problems. Management believes that there are no other Y2K related issues that may require disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

There were no disagreements with the Partnership's accountants or other reportable events during 1999.


                                   PART III
                                   --------


ITEM 10. GENERAL PARTNERS OF THE PARTNERSHIP.
--------------------------------------------


     Wells Partners, L.P.  Wells Partners, L.P. is a private Georgia limited
     -------------------
partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Suite 250, Norcross, Georgia 30092.

     Leo F. Wells, III.  Mr. Wells is a resident of Atlanta, Georgia, is 56
     -----------------
years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

Item 11. COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
--------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1999.


                            CASH COMPENSATION TABLE

        (A)                            (B)                       (C)
Name of individual or      Capacities in which served
number in group            -Form of Compensation             Cash Compensation
---------------------      --------------------------        -----------------

Wells Management           Property Manager-                 $173,723 (1)
Company, Inc.              Management and Leasing
                           Fees


(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1999 but not actually paid until January, 2000.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2000.


     (1)                 (2)                    (3)                (4)
                                         Amount and Nature
                  Name and Address of      of Beneficial
Title of Class    Beneficial Owner           Ownership       Percent of Class
--------------    -------------------   ------------------   ----------------

Class A Units     Leo F. Wells, III     508.82 units (IRA,   less than 1%
                                        401(k) Plan)

No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:


Interest in Partnership Cash Flow and Net Sale Proceeds.  The General Partners
-------------------------------------------------------
will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have received no distribution from cash flow or net sales proceeds in 1999.


Property Management and Leasing Fees.  Wells Management Company, Inc., an
------------------------------------
affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. accrued $173,723 in cash compensation for the year ended December 31, 1999.

Real Estate Commissions.  In connection with the sale of Partnership properties,
-----------------------
the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1999, no real estate commissions were paid to the General Partners or their affiliates.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------


(a)1. The Financial Statements are contained on pages F-2 through F-24 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. Financial Statement Schedule III
      Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1999.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)   See (a) 2.

                                  SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 2000.

                              Wells Real Estate Fund V, L.P.
                              (Registrant)


                         By:       /s/ Leo F. Wells, III
                                   ---------------------------------------------
                                   Leo F. Wells, III
                                   Leo F. Wells, III, Individual General Partner and as President and Chief Financial Officer of Wells Capital, Inc., the General Partner of Wells Partners, L.P.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                     Title
---------                     -----



/s/ Leo F. Wells, III         Individual General Partner,        March 27, 2000.
---------------------
Leo F. Wells, III             President and Sole Director
                              of Wells Capital, Inc. the
                              General Partner of Wells
                              Partners, L.P.



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

     No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                       INDEX TO THE FINANCIAL STATEMENTS

Financial Statements                                                       Page
--------------------                                                       ----

Independent Auditors' Reports                                              F-2

Balance Sheets as of December 31, 1999 and 1998                            F-3

Statements of Income for the Years Ended December
   31, 1999, 1998 and 1997                                                 F-4

Statements of Partners' Capital for the Years Ended
   December 31, 1999, 1998 and 1997                                        F-5

Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998, 1997                                           F-6

Notes to Financial Statements for December 31, 1999
   1998 and 1997                                                           F-7

Audited Financial Statements - The Hartford Building                       F-25

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Wells Real Estate Fund V, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND V, L.P. (a Georgia public limited partnership) as of December 31, 1999 and 1998 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund V, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 20, 2000

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998


                                    ASSETS

                                                           1999           1998
                                                           ----           ----
INVESTMENT IN JOINT VENTURES                            $12,178,473    $12,673,831

CASH AND CASH EQUIVALENTS                                    21,620         63,998

DUE FROM AFFILIATES                                         299,144        300,674
                                                        -----------    -----------
       Total assets                                     $12,499,237    $13,038,503
                                                        ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses                 $         0    $     4,274
  Partnership distributions payable                         304,213        273,916
                                                        -----------    -----------
       Total liabilities                                    304,213        278,190
                                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Limited partners:
    Class A--1,566,416 units and 1,559,021 units as of
       December 31,1999 and 1998, respectively           12,195,024     12,760,313
    Class B--134,186 units and 141,581 units as of
       December 31,1999 and 1998, respectively                    0              0
                                                        -----------    -----------
         Total partners' capital                         12,195,024     12,760,313
                                                        -----------    -----------
         Total liabilities and partners' capital        $12,499,237    $13,038,503
                                                        ===========    ===========

     The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                    1999        1998       1997
                                                                  --------    --------   --------
REVENUES:
  Equity in income of joint ventures                              $704,788    $703,515   $623,249
  Interest income                                                    1,503       4,749      9,998
                                                                  --------    --------   --------
                                                                   706,291     708,264    633,247
                                                                  --------    --------   --------
EXPENSES:
  Partnership administration                                        52,130      60,292     42,496
  Legal and accounting                                              18,496      17,900     20,937
  Amortization of organization costs                                     0           0      1,042
  Computer costs                                                     9,986       7,966      8,971
                                                                  --------    --------   --------
                                                                    80,612      86,158     73,446
                                                                  --------    --------   --------
NET INCOME                                                        $625,679    $622,106   $559,801
                                                                  ========    ========   ========

NET INCOME ALLOCATED TO CLASS A
  LIMITED PARTNERS                                                $625,679    $622,106   $559,801
                                                                  ========    ========   ========

NET INCOME PER WEIGHTED AVERAGE
  CLASS A LIMITED PARTNER UNIT                                    $   0.40    $   0.40   $   0.36
                                                                  ========    ========   ========

CASH DISTRIBUTION PER WEIGHTED
  AVERAGE CLASS A LIMITED PARTNER UNIT                            $   0.76    $   0.75   $   0.71
                                                                  ========    ========   ========

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                Limited Partners                   Total
                                                    ------------------------------------------
                                                            Class A              Class B          Partners'
                                                    ----------------------   -----------------
                                                      Units       Amount      Units    Amount      Capital
                                                    ---------  -----------   -------   -------   -----------
BALANCE, December 31, 1996                          1,546,416  $13,840,570   154,186   $  0      $13,840,570

  Net income                                                0      559,801         0      0          559,801
  Class B conversion elections                          5,000            0    (5,000)     0                0
  Partnership distributions                                 0   (1,102,425)        0      0       (1,102,425)
                                                    ---------  -----------   -------   -------   -----------
BALANCE, December 31, 1997                          1,551,416   13,297,946   149,186      0       13,297,946

  Net income                                                0      622,106         0      0          622,106
  Class B conversion elections                          7,605            0    (7,605)     0                0
  Partnership distributions                                 0   (1,159,739)        0      0       (1,159,739)
                                                    ---------  -----------   -------   -------   -----------
BALANCE, December 31, 1998                          1,559,021   12,760,313   141,581      0       12,760,313

  Net income                                                0      625,679         0      0          625,679
  Partnership distributions                                 0   (1,190,968)        0      0       (1,190,968)
  Class B conversion elections                          7,395            0    (7,395)     0                0
                                                    ---------  -----------   -------   -------   -----------
BALANCE, December 31, 1999                          1,566,416  $12,195,024   134,186   $  0      $12,195,024
                                                    =========  ===========   =======   =======   ===========

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                   1999          1998          1997
                                                                               -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $   625,679   $   622,106   $   559,801
                                                                               -----------   -----------   -----------
  Adjustments to reconcile net income to net cash used in operating
     activities:                                                                  (704,788)     (703,515)     (623,249)
         Equity in income of joint ventures
         Amortization of organization costs                                              0             0         1,042
         Changes in assets and liabilities:
           Other assets                                                                  0             0           350
           Accounts payable and accrued expenses                                    (4,274)        4,274        (4,500)
                                                                               -----------   -----------   -----------
              Total adjustments                                                   (709,062)     (699,241)     (626,357)
                                                                               -----------   -----------   -----------
              Net cash used in operating activities                                (83,383)      (77,135)      (66,556)
                                                                               -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint ventures                                                     (69,929)      (19,270)     (154,131)
  Distributions received from joint ventures                                     1,271,605     1,243,066     1,121,000
                                                                               -----------   -----------   -----------
              Net cash provided by investing activities                          1,201,676     1,223,796       966,869
                                                                               -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners in excess of accumulated earnings                     (556,194)     (539,448)            0
  Distributions to partners from accumulated earnings                             (604,477)     (634,893)   (1,060,918)
                                                                               -----------   -----------   -----------
              Net cash used in financing activities                             (1,160,671)   (1,174,341)   (1,060,918)
                                                                               -----------   -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (42,378)      (27,680)     (160,605)

CASH AND CASH EQUIVALENTS, beginning of year                                        63,998        91,678       252,283
                                                                               -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of year                                         $    21,620   $    63,998   $    91,678
                                                                               ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
     Deferred project costs contributed to joint venture                       $         0   $         0   $     5,843
                                                                               ===========   ===========   ===========


       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

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

     The Partnership was formed to acquire and operate commercial real properties, including properties which are to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate
     Funds: (i) the Jacksonville IBM Building, a four-story office building located in Jacksonville, Florida, (ii) the Village Overlook Project (formerly known as the "Medical Center Project"), two substantially identical two-story buildings located in Clayton County, Georgia, (iii) the Stockbridge Village II property, two retail buildings located in Clayton County, Georgia, (iv) the Hartford Building, a four-story office building located in Southington, Connecticut, and (v) the Marathon Building, a three-story office building located in Appleton, Wisconsin.

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

     The carrying values of real estate are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

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

          . To all the general partners until they have received 100% of their capital contribution, as defined

          . Thereafter, 80% to the limited partners and 20% to the general partners

     Allocation of Net Income, Net Loss, and Gain on Sale

     Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1999.

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

     Per Unit Data

     Net income per unit with respect to the Partnership for the years ended December 31, 1999, 1998, and 1997 is computed based on the average number of units outstanding during the period.

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 1999 and 1998 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 1999 and 1998, as follows:

                                                         1999            1998
                                                       --------        ---------
          Fund IV and V Associates                     $168,172        $154,358
          Fund V and VI Associates                       91,847         107,472
          Fund V, VI, and VII Associates                 39,125          38,844
                                                       --------        --------
                                                       $299,144        $300,674
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

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $173,723, $109,011, and $111,690 for the years ended December 31, 1999, 1998, and 1997, respectively, which were paid to Wells Management.

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

3.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 1999 and 1998 are summarized as follows:

                                                         1999                               1999
                                             -----------------------------      ---------------------------
                                                Amount           Percent           Amount         Percent
                                             -----------       -----------      -----------     -----------
     Fund IV and V Associates                $ 7,031,998           62%          $ 7,289,167         62%
     Fund V and VI Associates                  3,980,699           46             4,159,768         47
     Fund V, VI, and VII Associates            1,165,776           16             1,224,896         16
                                             -----------                        -----------
                                             $12,178,473                        $12,673,831
                                             ===========                        ===========

The following is a rollforward of the Partnership's investment in the joint ventures for the years ended December 31, 1999 and 1998:

                                                                        1999                1998
                                                                     -----------         -----------
     Investment in joint ventures, beginning of year                 $12,673,831         $13,189,076
       Equity in income of joint ventures                                704,788             703,515
       Contributions to joint ventures                                    69,929              19,270
       Distributions from joint ventures                              (1,270,075)         (1,238,030)
                                                                     -----------         -----------
     Investment in joint ventures, end of year                       $12,178,473         $12,673,831
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

     Following are the financial statements of Fund IV and V Associates:

                           Fund IV and V Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                             1999               1998
                                                                          -----------        -----------
     Real estate assets, at cost:
       Land                                                               $2,011,534         $ 2,011,534
       Building and improvements, less accumulated depreciation of         8,849,644           9,236,550
        $2,685,018 in 1999 and $2,184,062 in 1998                              1,656                   0
                                                                          -----------        -----------
       Construction in progress                                            10,862,834         11,248,084
          Total real estate assets                                            267,120            265,196
     Cash and cash equivalents                                                300,128            364,021
     Accounts receivable                                                      174,225            113,101
                                                                          -----------        -----------
     Prepaid expenses and other assets                                    $11,604,307        $11,990,402
          Total assets                                                    ===========        ===========

                                   Liabilities and Partners' Capital

     Liabilities:
       Accounts payable
       Partnership distributions payable                                  $    49,680        $    54,732
                                                                              244,397            222,267
       Due to affiliates                                                       45,598             36,809
                                                                          -----------        -----------
          Total liabilities                                                   339,675            313,808
     Partners' capital:                                                   -----------        -----------
       Wells Real Estate Fund IV                                            4,232,634          4,387,427
       Wells Real Estate Fund V                                             7,031,998          7,289,167
                                                                          -----------        -----------
          Total partners' capital                                          11,264,632         11,676,594
                                                                          -----------        -----------
          Total liabilities and partners' capital                         $11,604,307        $11,990,402
                                                                          ===========        ===========

                            Fund IV and V Associates
                           (A Georgia Joint Venture)
                              Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                    1999           1998           1997
                                                                 ----------     ----------     ----------
     Revenues:
        Rental income                                            $1,926,543     $1,942,336     $1,851,550
        Interest income                                              10,436         12,908          9,193
        Other income                                                    360            360            355
                                                                 ----------     ----------     ----------
                                                                  1,937,339      1,955,604      1,861,098
     Expenses:                                                   ----------     ----------     ----------

        Operating costs, net of reimbursements                      509,617        511,595        559,646
        Depreciation                                                500,956        496,191        485,039
        Management and leasing fees                                 260,350        253,238        240,214
        Property administration                                      65,924         43,329         45,083
        Legal and accounting                                              0         17,363         14,243
                                                                 ----------     ----------     ----------
                                                                  1,336,847      1,321,716      1,344,225
                                                                 ----------     ----------     ----------
     Net income                                                  $  600,492     $  633,888     $  516,873
                                                                 ==========     ==========     ==========

     Net income allocated to Wells Real Estate Fund IV           $  225,632     $  238,478     $  195,580
                                                                 ==========     ==========     ==========

     Net income allocated to Wells Real Estate Fund V            $  374,860     $  395,410     $  321,293
                                                                 ==========     ==========     ==========

                           Fund IV and V Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                         Wells Real        Wells Real           Total
                                                           Estate            Estate           Partners'
                                                          Fund IV            Fund V            Capital
                                                       ---------------   -------------      ------------
Balance, December 31, 1996                               $4,748,276        $7,706,294        $12,454,570
  Net income                                                195,580           321,293            516,873
  Partnership contributions                                       0           159,974            159,974
  Partnership distributions                                (379,800)         (624,676)        (1,004,476)
                                                         ----------        ----------        -----------
Balance, December 31, 1997                                4,564,056         7,562,885         12,126,941
  Net income                                                238,478           395,410            633,888
  Partnership contributions                                       0            19,270             19,270
  Partnership distributions                                (415,107)         (688,398)        (1,103,505)
                                                         ----------        ----------        -----------
Balance, December 31, 1998                                4,387,427         7,289,167         11,676,594
  Net income                                                225,632           374,860            600,492
  Partnership contributions                                  42,091            69,929            112,020
  Partnership distributions                                (422,516)         (701,958)        (1,124,474)
                                                         ----------        ----------        -----------
Balance, December 31, 1999                               $4,232,634        $7,031,998        $11,264,632
                                                         ==========        ==========        ===========

                           Fund IV and V Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                         1999                1998                1997
                                                                      -----------         -----------         -----------
Cash flows from operating activities:
 Net income                                                           $   600,492         $   633,888         $   516,873
                                                                      -----------         -----------         -----------
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                          500,956             496,191             485,039
    Changes in assets and liabilities:
         Accounts receivable                                               63,893             (57,757)             (8,789)
         Prepaid expenses and other assets                                (61,124)             13,862                 613
         Accounts payable                                                  (5,052)             10,791               4,362
         Due to affiliates                                                  8,789               6,401                 (92)
                                                                      -----------         -----------         -----------
           Total adjustments                                              507,462             469,488             481,133
                                                                      -----------         -----------         -----------
           Net cash provided by operating activities                    1,107,954           1,103,376             998,006
                                                                      -----------         -----------         -----------
Cash flows from investing activities:
 Investment in real estate                                               (115,706)                  0            (167,891)
                                                                      -----------         -----------         -----------
Cash flows from financing activities:
 Contributions from joint venture partners                                112,020              19,270             159,974
 Distributions to joint venture partners                               (1,102,344)         (1,072,372)         (1,004,995)
                                                                      -----------         -----------         -----------
         Net cash used in financing activities                           (990,324)         (1,053,102)           (845,021)
                                                                      -----------         -----------         -----------
Net increase (decrease) in cash and cash equivalents                        1,924              50,274             (14,906)
Cash and cash equivalents, beginning of year                              265,196             214,922             229,828
                                                                      -----------         -----------         -----------
Cash and cash equivalents, end of year                                $   267,120         $   265,196         $   214,922
                                                                      ===========         ===========         ===========

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

Following are the financial statements for Fund V and VI Associates:

                           Fund V and VI Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets
                                                                               1999             1998
                                                                            ----------       ----------
Real estate assets, at cost:
  Land                                                                      $1,622,733       $1,622,733
  Building and improvements, less accumulated depreciation of
    $1,975,721 in 1999 and $1,578,728 in 1998                                6,807,975        7,186,970
  Construction in progress                                                           0            9,763
                                                                            ----------       ----------
         Total real estate assets                                            8,430,708        8,819,466
Cash and cash equivalents                                                      177,657          213,183
Accounts receivable                                                            135,229           96,830
Prepaid expenses and other assets                                               55,274           49,599
                                                                            ----------       ----------
         Total assets                                                       $8,798,868       $9,179,078
                                                                            ==========       ==========

                                   Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                                          $   18,294       $   16,477
  Partnership distributions payable                                            200,259          206,141
  Due to affiliates                                                              1,775            6,809
                                                                            ----------       ----------
         Total liabilities                                                     220,328          229,427
                                                                            ----------       ----------
Partners' capital:
  Wells Real Estate Fund V                                                   3,980,699        4,159,768
  Wells Real Estate Fund VI                                                  4,597,841        4,789,883
                                                                            ----------       ----------
         Total partners' capital                                             8,578,540        8,949,651
                                                                            ----------       ----------
         Total liabilities and partners' capital                            $8,798,868       $9,179,078
                                                                            ==========       ==========

                           Fund V and VI Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                   1999             1998            1997
                                                                ----------        --------        --------
Revenues:
  Rental income                                                 $1,028,611        $953,275        $953,007
                                                                ----------        --------        --------
Expenses:
  Depreciation                                                     396,993         394,003         388,387
  Operating costs, net of reimbursements                            30,325          19,566          39,492
  Management and leasing fees                                       65,167          57,368          65,612
  Legal and accounting                                               7,400           9,107          24,941
  Partnership administration                                        17,194          14,012          10,425
  Bad debt recovery                                                      0               0         (22,115)
                                                                ----------        --------        --------
                                                                   517,079         494,056         506,742
                                                                ----------        --------        --------
Net income                                                      $  511,532        $459,219        $446,265
                                                                ==========        ========        ========

Net income allocated to Wells Real Estate Fund V                $  237,527        $213,630        $208,783
                                                                ==========        ========        ========

Net income allocated to Wells Real Estate Fund VI               $  274,005        $245,589        $237,482
                                                                ==========        ========        ========

                           Fund V and VI Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                          Wells Real        Wells Real          Total
                                                            Estate            Estate          Partners'
                                                            Fund V           Fund VI           Capital
                                                       ---------------   ---------------   ---------------
Balance, December 31, 1996                                  $4,523,919        $5,006,236        $9,530,155
  Net income                                                   208,783           237,482           446,265
  Partnership contributions                                          0           190,197           190,197
  Partnership distributions                                   (390,378)         (443,939)         (834,317)
                                                       ---------------   ---------------   ---------------
Balance, December 31, 1997                                   4,342,324         4,989,976         9,332,300
  Net income                                                   213,630           245,589           459,219
  Partnership contributions                                          0             9,762             9,762
  Partnership distributions                                   (396,186)         (455,444)         (851,630)
                                                       ---------------   ---------------   ---------------
Balance, December 31, 1998                                   4,159,768         4,789,883         8,949,651
  Net income                                                   237,527           274,005           511,532
  Partnership contributions                                          0            14,524            14,524
  Partnership distributions                                   (416,596)         (480,571)         (897,167)
                                                       ---------------   ---------------   ---------------
Balance, December 31, 1999                                  $3,980,699        $4,597,841        $8,578,540
                                                       ===============   ===============   ===============

                           Fund V and VI Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                              1999              1998              1997
                                                                            ---------         ---------         ---------
Cash flows from operating activities:
 Net income                                                                 $ 511,532         $ 459,219         $ 446,265
                                                                            ---------         ---------         ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             396,993           394,003           388,387
     Changes in assets and liabilities:
          Accounts receivable                                                 (38,399)           13,052            10,140
          Prepaid expenses and other assets                                    (5,675)            6,403            (1,033)
          Accounts payable                                                      1,817             9,084            (7,867)
          Due to affiliates                                                    (5,034)           (2,848)            4,120
                                                                            ---------         ---------         ---------
            Total adjustments                                                 349,702           419,694           393,747
                                                                            ---------         ---------         ---------
            Net cash provided by operating activities                         861,234           878,913           840,012
                                                                            ---------         ---------         ---------
Cash flows from investing activities:
 Investment in real estate                                                     (8,235)                0          (185,123)
                                                                            ---------         ---------         ---------
Cash flows from financing activities:
 Contributions from joint venture partners                                     14,524                 0           190,197
 Distributions to joint venture partners                                     (903,049)         (911,028)         (757,231)
                                                                            ---------         ---------         ---------
            Net cash used in financing activities                            (888,525)         (911,028)         (567,034)
                                                                            ---------         ---------         ---------
Net (decrease) increase in cash and cash equivalents                          (35,526)          (32,115)           87,855
Cash and cash equivalents, beginning of year                                  213,183           245,298           157,443
                                                                            ---------         ---------         ---------
Cash and cash equivalents, end of year                                      $ 177,657         $ 213,183         $ 245,298
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

Following are the financial statements for Fund V, VI, and VII Associates:

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                               1999             1998
                                                                            ----------       ----------
Real estate assets, at cost:
  Land                                                                      $  314,591       $  314,591
  Building and improvements, less accumulated depreciation of
     $1,706,784 in 1999 and $1,356,199 in 1998                               6,661,120        7,011,705
                                                                            ----------       ----------
         Total real estate assets                                            6,975,711        7,326,296
Cash and cash equivalents                                                      235,250          235,991
Due from affiliates                                                              2,450                0
Accounts receivable                                                            112,645          121,594
                                                                            ----------       ----------
         Total assets                                                       $7,326,056       $7,683,881
                                                                            ==========       ==========

                       Liabilities and Partners' Capital

Liabilities:
  Partnership distributions payable                                         $  237,700       $  235,990
  Due to affiliates                                                              4,506            4,864
                                                                            ----------       ----------
         Total liabilities                                                     242,206          240,854
                                                                            ----------       ----------
Partners' capital:
  Wells Real Estate Fund V                                                   1,165,776        1,224,896
  Wells Real Estate Fund VI                                                  2,963,015        3,113,259
  Wells Real Estate Fund VII                                                 2,955,059        3,104,872
                                                                            ----------       ----------
         Total partners' capital                                             7,083,850        7,443,027
                                                                            ----------       ----------
         Total liabilities and partners' capital                            $7,326,056       $7,683,881
                                                                            ==========       ==========

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                          1999          1998        1997
                                                        --------      --------    --------
Revenues:
  Rental income                                         $971,051      $971,447    $968,219
                                                        --------      --------    --------
Expenses:
  Depreciation                                           350,585       350,585     350,585
  Management and leasing fees                             39,659        34,632      39,671
  Legal and accounting                                     5,750         3,450       5,690
  Partnership administration                              12,302         7,439       3,878
  Computer costs                                               0             0         107
  Operating costs                                          1,389         1,372       2,230
                                                        --------      --------    --------
                                                         409,685       397,478     402,161
                                                        --------      --------    --------
Net income                                              $561,366      $573,969    $566,058
                                                        ========      ========    ========

Net income allocated to Wells Real Estate Fund V        $ 92,401      $ 94,475    $ 93,173
                                                        ========      ========    ========

Net income allocated to Wells Real Estate Fund VI       $234,819      $240,091    $236,782
                                                        ========      ========    ========

Net income allocated to Wells Real Estate Fund VII      $234,146      $239,403    $236,103
                                                        ========      ========    ========

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                   Wells Real      Wells Real      Wells Real      Total
                                     Estate          Estate          Estate      Partners'
                                     Fund V          Fund VI        Fund VII      Capital
                                  ----------      ----------      ----------    ----------
Balance, December 31, 1996        $1,343,590      $3,414,896      $3,405,643    $8,164,129
  Net income                          93,173         236,782         236,103       566,058
  Partnership distributions         (152,896)       (388,557)       (387,442)     (928,895)
                                  ----------      ----------      ----------    ----------
Balance, December 31, 1997         1,283,867       3,263,121       3,254,304     7,801,292
  Net income                          94,475         240,091         239,403       573,969
  Partnership distributions         (153,446)       (389,953)       (388,835)     (932,234)
                                  ----------      ----------      ----------    ----------
Balance, December 31, 1998         1,224,896       3,113,259       3,104,872     7,443,027
  Net income                          92,401         234,819         234,146       561,366
  Partnership distributions         (151,521)       (385,063)       (383,959)     (920,543)
                                  ----------      ----------      ----------    ----------
Balance, December 31, 1999        $1,165,776      $2,963,015      $2,955,059    $7,083,850
                                  ==========      ==========      ==========    ==========

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                    1999         1998        1997
                                                                 ---------    ---------   ---------
Cash flows from operating activities:
  Net income                                                     $ 561,366    $ 573,969   $ 566,058
                                                                 ---------    ---------   ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                               350,585      350,585     350,585
        Changes in assets and liabilities:
          Accounts receivable                                        8,949        8,983      11,781
          Due from affiliates                                       (2,450)           0           0
          Due to affiliates                                           (358)      (1,302)        471
                                                                 ---------    ---------   ---------
            Total adjustments                                      356,726      358,266     362,837
                                                                 ---------    ---------   ---------
            Net cash provided by operating activities              918,092      932,235     928,895
Cash flows from financing activities:
  Distributions to joint venture partners                         (918,833)    (927,476)   (911,808)
                                                                 ---------    ---------   ---------
Net (decrease) increase in cash and cash equivalents                  (741)       4,759      17,087
Cash and cash equivalents, beginning of year                       235,991      231,232     214,145
                                                                 ---------    ---------   ---------
Cash and cash equivalents, end of year                           $ 235,250    $ 235,991   $ 231,232
                                                                 =========    =========   =========

4. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

  The Partnership's income tax basis net income for the years ended December 31, 1999, 1998, and 1997 is calculated as follows:

                                                                         1999         1998        1997
                                                                       ---------    ---------    --------
  Financial statement net income                                       $ 625,679    $ 622,106    $559,801
  Increase (decrease) in net in incoming resulting from:
     Depreciation expense for financial reporting purposes in excess     221,979      222,422     211,900
        of amounts for income tax purposes
     Expenses deductible when paid for income tax purposes,                7,334        3,802         593
        accrued for financial reporting purposes
     Rental income accrued for financial reporting purposes in
        excess of amounts for income tax purposes                         26,053      (38,119)     (8,808)
                                                                       ---------    ---------    --------
  Income tax basis net income                                          $ 881,045    $ 810,211    $763,486
                                                                       =========    =========    ========

The Partnership's income tax basis partners' capital at December 31, 1999, 1998, and 1997 is computed as follows:

                                                                  1999            1998            1997
                                                              ------------    ------------    ------------
  Financial statement partners' capital                       $ 12,195,024    $ 12,760,313    $ 13,297,946
  Increase (decrease) in partners' capital resulting from:
        Depreciation expense for financial reporting               909,584         687,605         465,183
          purposes in excess of amounts for income tax
          purposes
        Capitalization of syndication costs for income tax       2,178,700       2,178,700       2,178,700
          purposes, which are accounted for as cost of
          capital for financial reporting purposes
        Accumulated rental income accrued for financial           (256,584)       (282,637)       (244,518)
          reporting purposes in excess of amounts for
          income tax purposes
        Accumulated expenses deductible when paid for
          income tax purposes, accrued for financial
          reporting purposes                                        33,320          25,986          22,184
        Partnership's distributions payable                        304,213         273,916         288,518
                                                              ------------    ------------    ------------
  Income tax basis partners' capital                          $ 15,364,257    $ 15,643,883    $ 16,008,013
                                                              ============    ============    ============

5.   RENTAL INCOME

The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1999 is as follows:

              Year ending December 31:
                  2000                    $1,905,312
                  2001                     1,311,977
                  2002                     1,256,217
                  2003                       754,424
                  2004                       411,087
              Thereafter                477,719
                                          ----------
                                          $6,116,736
                                          ==========

Four tenants contributed approximately 30%, 26%, 13%, and 12% of rental income. In addition, two tenants will contribute approximately 38% and 19% of future minimum rental income.

The future minimum rental income due Fund IV and V Associates under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ending December 31:
                    2000                           $2,027,709
                    2001                            1,612,110
                    2002                            1,522,088
                    2003                              722,833
                    2004                              237,892
                 Thereafter                            97,599
                                                   ----------
                                                   $6,220,231
                                                   ==========

Two tenants contributed approximately 57% and 22% of rental income. In addition, one tenant will contribute approximately 60% of future minimum rental income.

The future minimum rental income due Fund V and VI Associates under noncancelable operating leases, at December 31, 1999 is as follows:

          Year ending December 31:
             2000                                  $1,030,399
             2001                                     310,837
             2002                                     308,241
             2003                                     302,166
             2004                                     214,692
          Thereafter                                  195,862
                                                   ----------
                                                   $2,362,197
                                                   ==========

Two tenants contributed approximately 77% and 13% of rental income for the year ended December 31, 1999. In addition, four tenants will contribute approximately 31%, 28%, 27%, and 12% of future minimum rental income.

The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 1999 is as follows:

          Year ending December 31:
             2000                                  $  980,000
             2001                                     980,000
             2002                                     990,000
             2003                                     990,000
             2004                                     990,000
          Thereafter                                1,980,000
                                                   ----------
                                                   $6,910,000
                                                   ==========

One tenant contributed 100% of rental income for the year ended December 31, 1999 and will contribute 100% of future minimum rental income.

6.  QUARTERLY RESULTS (UNAUDITED)

    Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

                                                                                  1999 Quarters Ended
                                                          ------------------------------------------------------------------
                                                             March 31        June 30         September 30       December 31
                                                          -------------   -------------    ----------------   --------------
    Revenues                                                 $170,473        $234,627            $122,775           $178,416
    Net income                                                143,243         211,969             109,255            161,212
    Net income allocated to Class A limited
     partners                                                 143,243         211,969             109,255            161,212
    Net income per weighted average Class A
     limited partner unit                                    $   0.09        $   0.14            $   0.07           $   0.10
    Cash distribution per weighted average Class A
     limited partner unit                                        0.18            0.20                0.19               0.19

                                                                                1998 Quarters Ended
                                                          ------------------------------------------------------------------
                                                             March 31        June 30         September 30       December 31
                                                          -------------   -------------    ----------------   --------------
    Revenues                                                 $169,877        $239,997            $142,278           $156,112
    Net income                                                152,796         216,868             124,121            128,321
    Net income allocated to Class A limited partners          152,796         216,868             124,121            128,321
    Net income per weighted average Class A
     limited partner unit                                    $   0.10        $   0.14            $   0.08           $   0.08
    Cash distribution per weighted average Class A
     limited partner unit                                        0.19            0.19                0.19               0.18

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund V, L.P. and
Wells Real Estate Fund VI, L.P.:

We have audited the accompanying balance sheets of THE HARTFORD BUILDING as of December 31, 1999 and 1998 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Hartford Building as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



Atlanta, Georgia
January 20, 2000

                             THE HARTFORD BUILDING


                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998


                                    ASSETS


                                                                    1999             1998
                                                                 ----------       ----------
REAL ESTATE ASSETS:
  Land                                                           $  528,042       $  528,042
  Building and improvements, less accumulated depreciation
    of $1,544,791 in 1999 and $1,252,760 in 1998                  5,257,650        5,549,681
                                                                 ----------       ----------
          Total real estate assets                                5,785,692        6,077,723

CASH AND CASH EQUIVALENTS                                           177,657          213,181

ACCOUNTS RECEIVABLE                                                  26,245           32,948
                                                                 ----------       ----------
          Total assets                                           $5,989,594       $6,323,852
                                                                 ==========       ==========

                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Distributions payable partners                                 $  200,259       $  176,828
  Due to affiliate                                                  190,615           36,354
                                                                 ----------       ----------
          Total liabilities                                         390,874          213,182
                                                                 ----------       ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
  Wells Real Estate Fund V, L.P.                                  2,950,666        3,188,522
  Wells Real Estate Fund VI, L.P.                                 2,648,054        2,922,148
                                                                 ----------       ----------
          Total partners' capital                                 5,598,720        6,110,670
                                                                 ----------       ----------
          Total liabilities and partners' capital                $5,989,594       $6,323,852
                                                                 ==========       ==========



     The accompanying notes are an integral part of these balance sheets.

                             THE HARTFORD BUILDING


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                              1999           1998           1997
                                                            --------       --------       --------
REVENUES:
  Rental income                                             $717,499       $717,499       $717,499
                                                            --------       --------       --------
EXPENSES:
  Depreciation                                               292,031        292,031        292,031
  Operating costs, net of reimbursements                       7,582          6,030        (19,184)
  Management and leasing fees                                 28,968         27,719         30,189
  Legal and accounting                                         3,700          4,500          9,201
                                                            --------       --------       --------
                                                             332,281        330,280        312,237
                                                            --------       --------       --------
NET INCOME                                                  $385,218       $387,219       $405,262
                                                            ========       ========       ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND V, L.P.      $178,741       $180,142       $189,812
                                                            ========       ========       ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND VI, L.P.     $206,477       $207,077       $215,450
                                                            ========       ========       ========


       The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                          Wells Real          Wells Real          Total
                                            Estate              Estate          Partners'
                                         Fund V, L.P.       Fund VI, L.P.        Capital
                                        --------------     ---------------    -------------
BALANCE, December 31, 1996                $3,466,241          $3,240,038        $6,706,279

  Net income                                 189,812             215,450           405,262
  Distributions                             (329,294)           (374,431)         (703,725)
                                          ----------          ----------        ----------
BALANCE, December 31, 1997                 3,326,759           3,081,057         6,407,816

  Net income                                 180,142             207,077           387,219
  Distributions                             (318,379)           (365,986)         (684,365)
                                          ----------          ----------        ----------
BALANCE, December 31, 1998                 3,188,522           2,922,148         6,110,670

  Net income                                 178,741             206,477           385,218
  Distributions                             (416,597)           (480,571)         (897,168)
                                          ----------          ----------        ----------
BALANCE, December 31, 1999                $2,950,666          $2,648,054        $5,598,720
                                          ==========          ==========        ==========


       The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                              1999              1998               1997
                                                                           ---------         ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $ 385,218          $ 387,219         $ 405,262
                                                                           ---------         ----------         ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                           292,031            292,031           292,031
      Changes in assets and liabilities:
         Accounts receivable                                                   6,703              6,700             6,700
         Due to affiliate                                                    154,261            (42,560)           90,681
                                                                           ---------         ----------         ---------
           Total adjustments                                                 452,995            256,171           389,412
                                                                           ---------         ----------         ---------
           Net cash provided by operating activities                         838,213            643,390           794,674

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to partners                                            (873,737)          (675,507)         (706,819)
                                                                           ---------         ----------         ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (35,524)           (32,117)           87,855

CASH AND CASH EQUIVALENTS, beginning of year                                 213,181            245,298           157,443
                                                                           ---------         ----------         ---------
CASH AND CASH EQUIVALENTS, end of year                                     $ 177,657          $ 213,181         $ 245,298
                                                                           =========         ==========         =========

        The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Business

    The Hartford Building ("Hartford") is a four-story office building located in Southington, Connecticut. The building is owned by Fund V and Fund VI Associates, a joint venture between Wells Real Estate Fund V, L.P. ("Fund V") and Wells Real Estate Fund VI, L.P. ("Fund VI"). Fund V own 46% of Hartford and Fund VI owns 54% of Hartford at December 31, 1999 and 1998. Allocation of net income and distributions are made in accordance with ownership percentages.

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

    Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Hartford as of December 31, 1999.

    Depreciation is calculated using the straight-line method over 25 years.

    Revenue Recognition

    The lease on Hartford is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

    Cash and Cash Equivalents

    For the purposes of the statements of cash flows, Hartford considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

2.  RENTAL INCOME

    The future minimum rental income due to Hartford under noncancelable operating leases at December 31, 1999 is as follows:

          Year ending December 31:
               2000                                    $  724,200
               2001                                       724,200
               2002                                       724,200
               2003                                       663,850
                                                       ----------
                                                       $2,836,450
                                                       ==========

    One tenant contributed 100% of rental income for the year ended December 31, 1999 and represents 100% of the future minimum rental income above.

3.  RELATED-PARTY TRANSACTIONS

    Fund V and Fund VI Associates entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund V and Fund VI Associates. In consideration for supervising the management of Hartford, Fund V and Fund VI Associates will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

    Hartford incurred management and leasing fees of $28,968, $27,719, and $30,189 for the years ended December 31, 1999, 1998, and 1997, respectively, which were paid to Wells Management.

4.  COMMITMENTS AND CONTINGENCIES

    Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Hartford and its partners. In the normal course of business, Hartford and its partners may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                      Initial Cost            Costs of
                                                               -------------------------
                                                                           Buildings and     Capitalized
          Description              Ownership   Encumbrances      Land      Improvements      Improvements
--------------------------------   ---------   ------------    ----------  -------------     ------------
MEDICAL CENTER PROJECT (a)            62%          None        $  479,386  $           0     $  4,028,426

JACKSONVILLE IBM BUILDING (b)         62           None         1,384,751              0        7,653,356

HARTFORD BUILDING (c)                 46           None           528,042      6,775,574           26,867

STOCKBRIDGE VILLAGE II (d)            46           None         1,095,219              0        1,980,727

MARATHON BUILDING (e)                 16           None           314,591      8,367,904                0
                                                               ----------  -------------     ------------
          Total                                                $3,801,989  $  15,143,478     $ 13,689,376
                                                               ==========  =============     ============

                                        Gross Amount at Which Carried at December 31, 1999
                                   ------------------------------------------------------------
                                                    Buildings and     Construction                Accumulated     Date of
          Description                  Land         Improvements      in Progress      Total      Depreciation  Construction
--------------------------------   -----------      -------------     ------------  -----------   ------------  ------------
MEDICAL CENTER PROJECT (a)         $   512,344      $   3,993,812     $      1,656  $ 4,507,812   $    913,602      1992

JACKSONVILLE IBM BUILDING (b)        1,499,190          7,538,917                0    9,038,107      1,771,419      1992

HARTFORD BUILDING (c)                  528,042          6,802,441                0    7,330,483      1,544,791      1981

STOCKBRIDGE VILLAGE II (d)           1,094,691          1,981,255                0    3,075,946        430,929      1994

MARATHON BUILDING (e)                  314,591          8,367,904                0    8,682,495      1,706,784      1991
                                   -----------      -------------     ------------  -----------   ------------
          Total                    $ 3,948,858      $  28,684,329     $      1,656  $32,634,843   $  6,367,525
                                   ===========      =============     ============  ===========   ============

                                               Life on Which
                                     Date       Depreciation
          Description              Acquired    Is Computed (f)
--------------------------------   --------    ---------------
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

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999


                                                                  Accumulated
                                                     Cost         Depreciation
                                                  -----------     ------------

BALANCE AT DECEMBER 31, 1996                      $32,160,983     $  2,654,198

  1997 additions                                      353,015        1,224,012
                                                  -----------     ------------
BALANCE AT DECEMBER 31, 1997                       32,513,998        3,878,210

  1998 (deductions) additions                          (1,163)       1,167,191
                                                  -----------     ------------
BALANCE AT DECEMBER 31, 1998                       32,512,835        5,045,401

  1999 additions                                      122,008        1,322,124
                                                  -----------     ------------
BALANCE AT DECEMBER 31, 1999                      $32,634,843     $  6,367,525
                                                  ===========     ============

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

Exhibit                                                      Sequential
Number     Description of Document                           Page Number
------     -----------------------                           -----------

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
           Fund V, L.P., File No. 33-37830)

Exhibit                                                      Sequential
Number     Description of Document                           Page Number
------     -----------------------                           -----------

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
           Real Estate Fund V, L.P., File No. 33-37830)

Exhibit                                                      Sequential
Number     Description of Document                           Page Number
------     -----------------------                           -----------

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
           Estate Fund V, L.P., File No. 33-37830)

Exhibit                                                      Sequential
Number     Description of Document                           Page Number
------     -----------------------                           -----------

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
           VII, L.P., File No. 33-55908)

Exhibit                                                      Sequential
Number     Description of Document                           Page Number
------     -----------------------                           -----------

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
           December 31, 1994, File No. 0-21580)

Exhibit                                                          Sequential
Number     Description of Document                               Page Number
------     -----------------------                               -----------

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
           File No. 33-55908)

Exhibit                                                          Sequential
Number     Description of Document                               Page Number
------     -----------------------                               -----------

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
           Estate Fund VII, L.P., File No. 33-55908)

Exhibit                                                          Sequential
Number     Description of Document                               Page Number
------     -----------------------                               -----------

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