Form 10-Q
period 2000-03-31
WELLS REAL ESTATE FUND V L P
filed 2000-05-11
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


For the quarterly period ended      March 31, 2000 or
                              -------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from __________________ to ________________

Commission file number               0-21580
                       -------------------------------------------------------

                 Wells Real Estate Fund V, L.P.
------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

         Georgia                                  58-1936904
-----------------------------              ------------------------
(State of other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification no.)

 6200 The Corners Parkway Suite 250,       Norcross, Georgia        30092
------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

______________________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No  ___
    -----

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund V, L.P.
                         ------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                Balance Sheets - March 31, 2000
                 and December 31, 1999.................................   3

                Statements of Income for the Three
                 Months Ended March 31, 2000
                 and 1999..............................................   4

                Statement of Partners' Capital
                 for the Year Ended December 31, 1999,
                 and the Three Months Ended March 31, 2000.............   5

                Statements of Cash Flows for the Three Months
                 Ended March 31, 2000 and 1999.........................   6

                Condensed Notes to Financial Statements................   7

          Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations..........................................   8

PART II.  OTHER INFORMATION............................................  15

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                                BALANCE SHEETS


                     Assets                             March 31, 2000           December 31, 1999
                     ------                             --------------           -----------------
Investment in joint ventures (Note 2)                  $  12,046,095               $  12,178,473
Cash and cash equivalents                                      5,927                      21,620
Due from affiliates                                          253,121                     299,144
                                                          ----------                  ----------

     Total assets                                      $  12,305,143               $  12,499,237
                                                          ==========                  ==========

         Liabilities and Partners' Capital
         ---------------------------------

Liabilities:
  Partnership distributions payable                    $     242,496               $     304,213
                                                          ----------                  ----------


Partners' capital:
  Limited partners
    Class A - 1,566,416 units outstanding                 12,062,647                  12,195,024
    Class B - 134,186 units outstanding                            0                           0
                                                          ----------                  ----------

     Total partners' capital                              12,062,647                  12,195,024
                                                          ----------                  -----------

         Total liabilities and partners' capital       $  12,305,143               $  12,499,237
                                                          ==========                  ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME


                                                 Three Months Ended
                                                 ------------------
                                      March 31, 2000        March 31, 1999
                                      --------------        --------------
Revenues:
     Interest income                  $        123          $          630
     Equity in income of joint
      ventures
          (Note 2)                         135,743                 169,843
                                           -------                 -------
                                           135,866                 170,473
                                           -------                 -------

Expenses:
     Legal and accounting                   12,782                   5,740
     Computer costs                          3,067                   2,820
     Partnership administration              9,900                  18,670
                                           -------                 -------
                                            25,749                  27,230
                                           -------                 -------
     Net income                       $    110,117          $      143,243
                                           =======                 =======

Net income allocated to Class A       $    110,117          $      143,243
     Limited Partners

Net loss allocated to Class B         $          0          $            0
     Limited Partners

Net income per Class A Limited        $       0.07          $         0.09
     Partner Unit

Net loss per Class B Limited          $          0          $            0
     Partner Unit

Cash distribution per Class A
Limited                               $       0.15          $         0.18

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE THREE MONTHS ENDED
                                MARCH 31, 2000


                                                           Limited  Partners                                    Total
                                               -----------------------------------------
                                                   Class A                 Class B               General       Partners'
                                                   -------                 -------
                                              Units       Amount       Units      Amount         Partners      Capital
                                              -----       ------       -----      ------         --------      ------
 BALANCE, December 31,  1998              1,559,021   $12,760,313     141,581     $     0         $     0    $12,760,313

  Net income                                      0       625,679           0           0               0        625,679
  Partnership distributions                       0    (1,190,968)          0           0               0     (1,190,968)

  Class B conversion elections                7,395             0      (7,395)          0               0              0
                                          ---------   -----------    --------     -------         -------    -----------
 BALANCE, December 31, 1999               1,566,416    12,195,024     134,186           0               0     12,195,024

  Net income                                      0       110,117           0           0               0        110,117
  Partnership distributions                       0      (242,494)          0           0               0       (242,494)
                                          ---------   -----------    --------     -------          ------    -----------
  BALANCE, March 31, 2000                 1,566,416   $12,062,647     134,186     $     0          $    0    $12,062,647
                                          =========   ===========    ========     =======          ======    ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                        ------------------
                                                          March 31, 2000                  March 31, 1999
Cash flow from operating activities:                      --------------                  --------------
    Net income                                            $    110,117                    $    143,243
     Adjustments to reconcile net income
      to net cash used in operating activities:               (135,743)                       (169,843)
        Equity in income of joint venture
         Changes in assets and liabilities:.
          Accounts payable                                           0                          (4,274)
                                                          ------------                    ------------
            Net cash used in operating
              activities                                       (25,626)                        (30,874)
                                                          ------------                    ------------
   Cash flow from investing activities:
        Distributions received from
         joint ventures                                        314,144                         300,674
        Investment in joint ventures                                 0                         (17,357)
                                                          ------------                    ------------
            Net cash provided by investing
              activities                                       314,144                         283,317
                                                          ------------                    ------------

    Cash flow from financing activities:
        Partnership distributions paid                        (304,211)                       (273,917)
                                                          ------------                    ------------

            Net decrease in cash
              and cash equivalents                             (15,693)                        (21,474)

    Cash and cash equivalents, beginning of year                21,620                          63,998
                                                          ------------                    ------------

    Cash and cash equivalents, end of period              $      5,927                    $     42,524
                                                          ============                    ============

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

     As of March 31, 2000, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture; (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook Property"), which are owned by the Fund IV - Fund V Joint Venture; (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V - Fund VI Joint Venture; (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture; and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1999.

     (B) Basis of Presentation
     -------------------------

     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owns interests in five properties through its investment in joint ventures of which four are office building properties and one is a retail property. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of March 31, 2000, the developed properties of the Partnership were 94% occupied as compared to 96% occupied at March 31, 1999. Gross revenues of the Partnership were $135,866 for the three months ended March 31, 2000, as compared to $170,473 for the three months ended March 31, 1999 primarily due to decreased earnings from the Fund IV - Fund V Joint Venture.
     Although total expenses remained relatively stable, legal and accounting has increased due to timing differences in the payment of accounting fees while partnership administration expenses have decreased from 1999 levels. As a result, net income has decreased for the three months ended March 31, 2000, over 1999 levels.

     Net cash used in operating activities decreased from $30,874 for the three months ended March 31, 1999 to $25,626 for the same period in 2000. The decrease in cash and cash equivalents from $21,474 for the three months ended March 31, 1999, to $15,693 for the three months ended March 31, 2000, was due primarily to a decrease in investments in joint ventures.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $.15 per Class A Unit for the three months ended March 31, 2000, as compared to distributions of $.18 per Class A Unit for the three months ended March 31, 1999. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners.

     The Partnership expects to continue to meets its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint ventures in which the Partnership has invested, there are no known improvements and renovations to the properties expected to be funded from cash flow operations.

     Property Operations
     -------------------

     As of March 31, 2000, the Partnership owned interests in the following operational properties:

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                                               Three Months Ended
                                                               ------------------
                                                       March 31, 2000          March 31, 1999
                                                       --------------          --------------
Revenues:
Rental income                                            $   242,763             $  242,754
                                                         -----------             ----------

Expenses:
  Depreciation                                                87,646                 87,646
  Management & leasing expenses                                2,361                 16,244
  Other operating expenses                                     4,966                  7,546
                                                         -----------             ----------
                                                              94,973                111,436
                                                         -----------             ----------

Net income                                               $   147,790             $  131,318
                                                         ===========             ==========

Occupied %                                                       100%                   100%

Partnership Ownership %                                         16.5%                  16.5%

Cash Distribution to Partnership                         $    39,106             $   36,396

Net Income Allocated to the
  Partnership                                            $    24,326             $   21,615

Rental income remained stable for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999.

Management and leasing fees decreased for the three months ended March 31, 2000, as compared to the same period last year due to a lower rate charged started October, 1999, when this single tenant's lease became a triple net lease. Operating expenses decreased due primarily to timing differences in the payment of accounting fees.

IBM Jacksonville /Fund IV - Fund V Joint Venture
------------------------------------------------

                                                                   Three Months Ended
                                                                   ------------------
                                                        March 31, 2000            March 31, 1999
                                                        --------------            --------------
Revenues:
Rental Income                                               $360,380                  $364,385
                                                            --------                  --------

Expenses:
  Depreciation                                                80,193                    79,524
  Management & leasing expenses                               46,102                    49,785
  Other operating expenses                                   152,976                   114,977
                                                            --------                  --------
                                                             279,271                   244,286
                                                            --------                  --------

Net income                                                  $ 81,109                  $120,099
                                                            ========                  ========

Occupied %                                                      93.5%                     93.5%
Partnership Ownership %                                         62.3%                     62.4%

Cash Distribution to Partnership                            $101,705                  $136,606

Net Income Allocated to the
  Partnership                                               $ 50,557                  $ 74,972


Rental income for the IBM Jacksonville Property remained relatively stable in 2000, as compared to 1999. Operating expenses increased in 2000, due to repairs and maintenance for the irrigation works and parking lot lighting on the property. Cash distributions decreased for 2000 as compared to 1999 due to capital improvements funded from cash flow. Wells Fund IV contributed cash fundings to the Joint Venture for tenant improvements and this decreased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Village Overlook Property/Fund IV - Fund V Joint Venture
------------------------------------------------------------

                                                                 Three Months Ended
                                                                 ------------------
                                                       March 31, 2000            March 31, 1999
                                                       --------------            --------------
Revenues:
Rental Income                                             $135,151                   $144,578
Interest Income                                              1,131                        575
                                                          --------                   --------
                                                           136,282                    145,153
                                                          --------                   --------

Expenses:
  Depreciation                                              46,057                     44,524
  Management & leasing expenses                              9,759                     17,773
  Other operating expenses                                  74,685                     45,404
                                                          --------                   --------
                                                           130,501                    107,701
                                                          --------                   --------

Net income                                                $  5,781                   $ 37,452
                                                          ========                   ========

Occupied %                                                      82%                        92%
Partnership Ownership %                                       62.3%                      62.4%

Cash Distribution to Partnership                          $ 22,663                   $ 45,672

Net Income Allocated to the
  Partnership                                             $  3,604                   $ 23,380


Rental income and management and leasing expenses decreased in 2000, as compared to 1999, due primarily to a decrease in the occupancy level of the property. Operating expenses increased in 2000, over 1999, due to extraordinary repairs and maintenance of the common area floor space. Cash distributions decreased for 2000, compared to 1999, due to capital improvements funded from cash flow. Wells Fund IV contributed cash fundings to the Joint Venture for tenant improvements and this decreased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Hartford Building/Fund V - Fund VI Joint Venture
----------------------------------------------------

                                                                     Three Months Ended
                                                                     ------------------
                                                           March 31, 2000            March 31, 1999
                                                           --------------            --------------
Revenues:
Rental income                                                 $179,375                   $179,375
                                                              --------                   --------

Expenses:
  Depreciation                                                  73,008                     73,008
  Management & leasing expenses                                  7,242                      7,242
  Other operating expenses                                       4,117                      5,319
                                                              --------                   --------
                                                                84,367                     85,569
                                                              --------                   --------

Net income                                                    $ 95,008                   $ 93,806
                                                              ========                   ========

Occupied %                                                         100%                       100%

Partnership Ownership %                                           46.4%                      46.5%

Cash Distribution to Partnership                              $ 78,742                   $ 78,313

Net Income Allocated to the
  Partnership                                                 $ 44,086                   $ 43,601

Rental income, net income and cash distributions to the Partnership remained relatively stable for the three months ended March 31, 2000 and 1999, due to the stable occupancy rate.

The Partnership's ownership interest in the Fund V - Fund VI Joint Venture decreased due to additional funding by Wells Fund VI in the second quarter of 1999, which caused a decrease in the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

Stockbridge Village II/Fund V - Fund VI Joint Venture
-----------------------------------------------------

                                                                     Three Months Ended
                                                                     ------------------
                                                         March 31, 2000              March 31, 1999
                                                         --------------              --------------
Revenues:
Rental income                                               $77,649                      $59,408
                                                            -------                      -------

Expenses:
  Depreciation                                               26,241                       25,743
  Management & leasing expenses                               9,627                        6,889
  Other operating expenses                                   13,400                       13,275
                                                            -------                      -------
                                                             49,268                       45,907
                                                            -------                      -------

Net income                                                  $28,381                      $13,501
                                                            =======                      =======

Occupied %                                                      100%                          72%

Partnership Ownership %                                        46.4%                        46.5%

Cash Distribution to Partnership                            $25,906                      $13,423

Net Income Allocated to the
  Partnership                                               $13,170                      $ 6,275

Rental income, net income and cash distribution to the Partnership increased in 2000, as compared to 1999, due primarily to increased occupancy. The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture decreased due to additional fundings by Wells Fund VI, which caused a decrease in the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). No reports on Form 8-K were filed during the first quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE FUND V, L.P.

Dated: May 11, 2000           By: /s/ Leo F. Wells, III
                                 ----------------------
                              Leo F. Wells, III, as Individual
                              General Partner and as President,
                              Sole Director and Chief Financial
                              Officer of Wells Capital, Inc., the
                              General Partner of Wells Partners, L.P.