Form 10-Q
period 2000-06-30
WELLS REAL ESTATE FUND V L P
filed 2000-08-11
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2000      or
                                ---------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________to________________

Commission file number      0-21580
                       ------------------

           Wells Real Estate Fund V, L.P.
--------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

       Georgia                                              58-1936904
---------------------                                  -------------------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification no.)

 6200 The Corners Parkway, Suite 350    Norcross, GA         30092
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

                                     INDEX
                                     -----


                                                                 Page No.
                                                                 --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

              Balance Sheets - June 30, 2000
                and December 31, 1999........................      3

              Statements of Income for the Three
                Months and Six Months Ended June 30, 2000
                and 1999.....................................      4

              Statement of Partners' Capital
                for the Year Ended December 31, 1999,
                and the Six Months Ended June 30, 2000.......      5

              Statements of Cash Flows for the Six  Months
                Ended June 30, 2000 and 1999.................      6

              Condensed Notes to Financial Statements.......       7

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations....................................       8

PART II.  OTHER INFORMATION.................................      15

                         WELLS REAL ESTATE FUND V, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS



              Assets                             June 30, 2000            December 31, 1999
              ------                             -------------            -----------------
Investment in joint ventures (Note 2)               $11,886,464               $12,178,473
Cash and cash equivalents                                22,970                    21,620
Due from affiliates                                     311,291                   299,144
                                                    -----------               -----------

          Total assets                              $12,220,725               $12,499,237
                                                    ===========               ===========

   Liabilities and Partners' Capital
   ---------------------------------

Liabilities:
 Partnership distributions payable                  $   293,709               $   304,213
                                                    -----------               -----------


Partners' capital:
  Limited partners:
    Class A - 1,566,416 units outstanding            11,927,016                12,195,024
    Class B - 134,186 units outstanding                       0                         0
                                                    -----------               -----------

          Total partners' capital                    11,927,016                12,195,024
                                                    -----------               -----------

               Total liabilities and partners'      $12,220,725               $12,499,237
                capital                             ===========               ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                     Three Months Ended                            Six Months Ended
                                         ----------------------------------------    ------------------------------------------
                                            June 30, 2000        June 30, 1999           June 30, 2000          June 30, 1999
                                         -------------------  -------------------    ---------------------  -------------------
Revenues:
      Equity in income of joint
         ventures (Note 2)                       $181,660             $234,312               $317,403               $404,155
      Interest income                                  66                  315                    189                    945
                                                 --------             --------               --------               --------
                                                  181,726              234,627                317,592                405,100
                                                 --------             --------               --------               --------
Expenses:
      Legal and accounting                          2,743                7,992                 15,525                 13,732
      Computer costs                                3,426                1,861                  6,493                  4,681
      Partnership administration                   17,480               12,805                 27,380                 31,475
                                                 --------             --------               --------               --------
                                                   23,649               22,658                 49,398                 49,888
                                                 --------             --------               --------               --------
      Net income                                 $158,077             $211,969               $268,194               $355,212
                                                 ========             ========               ========               ========

Net income allocated to Class A
      Limited Partners                           $158,077             $211,969               $268,194               $355,212

Net loss allocated to Class B
      Limited Partners                           $      0             $      0               $      0               $      0

Net income per Class A Limited
      Partner Unit                               $   0.10             $   0.14               $   0.17               $   0.23

Net loss per Class B Limited Partner
      Unit                                       $      0             $      0               $      0               $      0

Cash distribution per Class A
      Limited Partner Unit                       $   0.19             $   0.19               $   0.34               $   0.38

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE SIX MONTHS ENDED
                                 JUNE 30, 2000



                                           Limited  Partners
                               ------------------------------------------------
                                       Class A                      Class B                      Total
                               ----------------------------    ----------------     General    Partners'
                                 Units           Amount         Units    Amount     Partners    Capital
                               ---------      -------------    --------  ------     --------  ------------
BALANCE, December 31, 1998       1,559,021      $12,760,313     141,581     $0        $0      $12,760,313

Net income                               0          625,679           0      0         0          625,679
Partnership distributions                0       (1,190,968)          0      0         0       (1,190,968)
Class B conversion elections         7,395                0      (7,395)     0         0                0
                                 ---------      -----------     -------     --        --      -----------
BALANCE, December 31, 1999       1,566,416       12,195,024     134,186      0         0       12,195,024

Net income                               0          268,194           0      0         0          268,194
Partnership distributions                0         (536,202)          0      0         0         (536,202)
                                 ---------      -----------     -------     --        --      -----------
BALANCE, June 30, 2000           1,566,416      $11,927,016     134,186     $0        $0      $11,927,016
                                 =========      ===========     =======     ==        ==      ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                            ---------------------------------------------
                                                            June 30, 2000                   June 30, 1999
                                                            -------------                   -------------
Cash flow from operating activities:
    Net income                                                 $ 268,194                       $ 355,212
     Adjustments to reconcile net income to net
       cash used in operating activities:
         Equity in income of joint venture                      (317,403)                       (404,155)
         Changes in assets and liabilities:
          Decrease in accounts payable                                 0                          (4,274)
                                                               ---------                       ---------
            Net cash used in operating
              activities                                         (49,209)                        (53,217)
                                                               ---------                       ---------
Cash flow from investing activities:
        Distributions received from joint
          ventures                                               597,265                         606,906
        Investment in joint ventures                                   0                         (17,357)
                                                               ---------                       ---------
            Net cash provided by investing
              activities                                         597,265                         589,549
                                                               ---------                       ---------

Cash flow from financing activities:
        Partnership distributions paid                          (546,706)                       (557,726)
                                                               ---------                       ---------

            Net increase (decrease) in cash
              and cash equivalents                                 1,350                         (21,394)

Cash and cash equivalents, beginning of year                      21,620                          63,998
                                                               ---------                       ---------

Cash and cash equivalents, end of period                       $  22,970                       $  42,604
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

     As of June 30, 2000, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture; (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook"), which are owned by the Fund IV - Fund V Joint Venture; (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V - Fund VI Joint Venture; (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture; and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1999.

     (B) Basis of Presentation
     -------------------------
     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for year ended December 31, 1999.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of June 30, 2000, the properties owned by the Partnership were 94% occupied as compared to 89% occupied as of June 30, 1999. Gross revenues were $317,592 for the six months and $181,726 for the three months ended June 30, 2000, as compared to $405,100 for the six months and $234,627 for the three months ended June 30, 1999 due to decreased equity in income of joint ventures resulting from major repairs at IBM Jacksonville during the first and second quarters of 2000 and lower common area tenant reimbursements during 2000, as compared to 1999. Total expenses of the Partnership have remained relatively stable for both the three and six month periods. As a result of decreased revenue, net income decreased to $268,194 from $355,212 for the six months ended June 30, 2000 and 1999 respectively and decreased to $158,077 from $211,969 for the three months ended June 30, 2000 and 1999.

     Net cash used in operating activities decreased to $49,209 for the six months ended June 30, 2000 from $53,217 for the same period in 1999, due to decreased expenditures in accounts payables. Net cash provided by investing activities increased in 2000, due primarily to decreased investment in joint ventures. Partnership distributions decreased to $546,706 in 2000, as compared to $557,726 in 1999. These changes produced cash and cash equivalents of $42,604 and $22,970 at June 30, 1999, and 2000, respectively.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $.19 per Class A Unit for the three months ended June 30,
     2000, and for the same period in 1999.   No cash distributions were made to
     the Limited Partners holding Class B Units or to the General Partners.

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

     Property Operations
     -------------------

     As of June 30, 2000, the Partnership owned interests in the following operational properties:

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                                Three Months Ended                Six Months Ended
                                          ------------------------------  ---------------------------------
                                          June 30, 2000   June 30, 1999   June 30, 2000     June 30,1999
                                          --------------  --------------  --------------  -----------------
Revenues:
Rental Income                                $242,762        $242,754        $485,525           $485,508
                                             --------        --------        --------           --------

Expenses:
  Depreciation                                 87,647          87,647         175,293            175,293
  Management & leasing expenses                 2,360           6,443           4,721             22,687
  Other operating expenses                      6,463           2,865          11,429             10,411
                                             --------        --------        --------           --------
                                               96,470          96,955         191,443            208,391
                                             --------        --------        --------           --------

Net income                                   $146,292        $145,799        $294,082           $277,117
                                             ========        ========        ========           ========

Occupied %                                        100%            100%            100%               100%

Partnership Ownership % in the
    Fund V-VI-VII Joint Venture                  16.5%           16.5%           16.5%              16.5%

Cash Distribution to Partnership             $ 38,860        $ 38,780        $ 77,966           $ 75,176

Net Income Allocated to the
  Partnership                                $ 24,080        $ 23,999        $ 48,406           $ 45,614


     Rental income remained stable for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999.

     Management and leasing fees decreased for the six months ended June 30, 2000, as compared to the same period last year due to a lower rate charged starting October, 1999. The management and leasing agreement reduces fees to 1% after five years on triple-net leases of ten years or more. Operating expenses increased due primarily to increases in administrative salary.

     IBM Jacksonville /Fund IV - Fund V Joint Venture
     ------------------------------------------------

                                                Three Months Ended                Six Months Ended
                                          ------------------------------  ---------------------------------
                                          June 30, 2000   June 30, 1999   June 30, 2000     June 30,1999
                                          --------------  --------------  --------------  -----------------
Revenues:
Rental Income                                $361,564        $376,096        $721,944           $740,482
                                             --------        --------        --------           --------

Expenses:
  Depreciation                                 80,193          79,524         160,386            159,048
  Management & leasing expenses                46,016          55,114          92,118            104,899
  Other operating expenses                    114,743          54,045         267,719            169,022
                                             --------        --------        --------           --------
                                              240,952         188,683         520,223            432,969
                                             --------        --------        --------           --------

Net income                                   $120,612        $187,413        $201,721           $307,513
                                             ========        ========        ========           ========

Occupied %                                         94%             94%             94%                94%

Partnership Ownership %                          62.3%           62.4%           62.3%              62.4%

Cash Distribution to Partnership             $141,404        $171,177        $243,109           $307,783

Net Income Allocated to the
  Partnership                                $ 75,182        $116,994        $125,739           $191,966



     Rental income decreased in 2000 as compared to 1999, even though occupancy remained the same due to holdover rent from 1998, received in 1999 from a tenant subleasing space from IBM. Operating expenses increased in 2000, due to substantial increase in the areas of repairs and maintenance of the irrigation system, the parking lot lighting and some common areas in the building.

     Net income allocated to the Partnership decreased for the six months ended June 30, 2000, as compared to the same period in 1999, due primarily to increased repairs and maintenance costs. Cash distributions decreased for 2000 compared to 1999, due to capital improvements funded from cash flow and decreased net income. Wells Fund IV contributed cash fundings to the Joint Venture for tenant improvements and this decreased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

    The Village Overlook Property/Fund IV - Fund V Joint Venture
    ------------------------------------------------------------

                                               Three Months Ended                Six Months Ended
                                          ------------------------------  ---------------------------------
                                          June 30, 2000   June 30, 1999   June 30, 2000     June 30, 1999
                                          --------------  --------------  --------------  -----------------
Revenues:
Rental Income                                $145,948        $121,106        $281,099           $265,684
Interest Income                                 2,339           2,404           3,470              2,979
                                             --------        --------        --------           --------
                                              148,287         123,510         284,569            268,663
                                             --------        --------        --------           --------

Expenses:
  Depreciation                                 47,001          44,524          93,058             89,048
  Management & leasing expenses                11,844          14,114          31,627             31,887
  Other operating expenses                     52,254          31,696         116,915             77,100
                                             --------        --------        --------           --------
                                              111,099          90,334         241,600            198,035
                                             --------        --------        --------           --------

Net income                                   $ 37,188        $ 33,176        $ 42,969           $ 70,628
                                             ========        ========        ========           ========

Occupied %                                         82%             50%             82%                50%

Partnership Ownership %                          62.3%           62.4%           62.3%              62.4%

Cash Distribution to Partnership             $ 54,416        $ 46,294        $ 77,079           $ 91,966

Net Income Allocated to the
  Partnership                                $ 23,179        $ 20,710        $ 26,783           $ 44,090


    Rental income for the Village Overlook Property increased in 2000 over 1999, due primarily to an increase in the occupancy level of the property. Operating expenses increased in 2000 over 1999 due to a substantial increase in repairs and maintenance costs associated with common area floor space.
    As a result of these expenses, net income decreased for the six months ended June 30, 2000, as compared to the same period in 1999. Cash distributions decreased for 2000, compared to 1999, due to capital improvements funded from cash flow and decreased net income. Wells Fund IV contributed cash fundings to the Joint Venture for tenant improvements and this decreased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture

     The Hartford Building/Fund V - Fund VI Joint Venture
     ----------------------------------------------------

                                                 Three Months Ended                Six Months Ended
                                          ------------------------------  ---------------------------------
                                          June 30, 2000   June 30, 1999   June 30, 2000     June 30,1999
                                          --------------  --------------  --------------  -----------------
Revenues:
Rental Income                                $179,375        $179,375        $358,750           $358,750
                                             --------        --------        --------           --------

Expenses:
  Depreciation                                 73,008          73,008         146,016            146,016
  Management & leasing expenses                 7,242           7,242          14,484             14,484
  Other operating expenses                      4,888            (456)          9,005              4,863
                                             --------        --------        --------           --------
                                               85,138          79,794         169,505            165,363
                                             --------        --------        --------           --------

Net income                                   $ 94,237        $ 99,581        $189,245           $193,387
                                             ========        ========        ========           ========

Occupied %                                        100%            100%            100%               100%

Partnership Ownership % in the
    Fund V-VI Joint Venture                      46.4%           46.4%           46.4%              46.4%

Cash Distribution to Partnership             $ 78,384        $ 80,922        $157,126           $159,235

Net Income Allocated to the
  Partnership                                $ 43,729        $ 46,242        $ 87,815           $ 89,843


     Net income decreased and expenses increased for the three and six months ended June 30, 2000, as compared to 1999, due primarily to a greater insurance reimbursement from the tenant in 1999, which was recorded in the second quarter of 1999, in other operating expenses.

    Stockbridge Village II/Fund V - Fund VI Joint Venture
    -----------------------------------------------------

                                                Three Months Ended                Six Months Ended
                                          ------------------------------  ---------------------------------
                                          June 30, 2000   June 30, 1999   June 30, 2000     June 30, 1999
                                          --------------  --------------  --------------  -----------------
Revenues:
Rental Income                                 $77,855         $95,902        $155,504           $155,310
                                              -------         -------        --------           --------

Expenses:
  Depreciation                                 26,241          25,992          52,482             51,735
  Management & leasing expenses                 9,986          10,120          19,613             17,009
  Other operating expenses                      8,246           3,008          21,646             16,283
                                              -------         -------        --------           --------
                                               44,473          39,120          93,741             85,027
                                              -------         -------        --------           --------

Net income                                    $33,382         $56,782        $ 61,763           $ 70,283
                                              =======         =======        ========           ========

Occupied %                                        100%            100%            100%               100%

Partnership Ownership % in the
    Fund V-VI Joint Venture                      46.4%           46.4%           46.4%              46.4%

Cash Distribution to Partnership              $28,226         $37,017        $ 54,132           $ 50,440

Net Income Allocated to the
  Partnership                                 $15,490         $26,368        $ 28,660           $ 32,643


     Rental income is stable for the six months ended June 30, 2000, as compared to 1999, while it was lower for the three months ended June 30, 2000, due to a catch up in rental billing on a new tenant in second quarter of 1999. Expenses were higher in 2000, due primarily to expenditures for parking lot repairs in the second quarter of 2000.

                          PART II - OTHER INFORMATION
                          ---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WELLS REAL ESTATE FUND V, L.P.

     Dated: August 11, 2000  By: /s/ Leo F. Wells, III
                                 ----------------------------------
                             Leo F. Wells, III, as Individual
                             General Partner and as President,
                             Sole Director and Chief Financial
                             Officer of Wells Capital, Inc., the
                             General Partner of Wells Partners, L.P.