Form 10-Q
period 2000-09-30
WELLS REAL ESTATE FUND V L P
filed 2000-11-13
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000 or
                               ------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                               -----------------    ---------------
Commission file number              0-21580
                       ---------------------------------

                        Wells Real Estate Fund V, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Georgia                                 58-1936904
--------------------------------------             -----------------
   (State of other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification no.)

 6200 The Corners Parkway, Suite 250,            Norcross, Georgia 30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

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

                                     INDEX
                                     -----

                                                                            Page No.
                                                                            --------

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                    Balance Sheets - September 30, 2000 and December 31,
                     1999.................................................      3

                    Statements of Income for the Three Months and the Nine
                     Months Ended September 30, 2000 and 1999.............      4

                    Statement of Partners' Capital for the Year Ended
                     December 31, 1999, and the Nine Months Ended
                     September 30, 2000...................................      5

                    Statements of Cash Flows for the Nine Months Ended
                     September 30, 2000 and 1999..........................      6

                    Condensed Notes to Financial Statements...............      7

          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................      8

PART II.  OTHER INFORMATION...............................................     15

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                                BALANCE SHEETS

                     Assets                               September 30, 2000         December 31, 1999
                     ------                               ------------------         -----------------
Investment in joint ventures (Note 2)                            $11,762,401               $12,178,473
Cash and cash equivalents                                             64,937                    21,620
Due from affiliates                                                  265,715                   299,144
                                                                 -----------               -----------

          Total assets                                           $12,093,053               $12,499,237
                                                                 ===========               ===========

         Liabilities and Partners' Capital
         ---------------------------------

Liabilities:
  Partnership distributions payable                               $   294,100                $   304,213
                                                                  -----------                -----------

Partners' capital:
  Limited partners
    Class A - 1,566,416 units outstanding                          11,798,953                 12,195,024
    Class B - 134,186 units outstanding                                     0                          0
                                                                  -----------                -----------

          Total partners' capital                                  11,798,953                 12,195,024
                                                                  -----------                -----------

               Total liabilities and partners' capital            $12,093,053                $12,499,237
                                                                  ===========                ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                           Three Months Ended                  Nine Months Ended
                                                           -------------------                 -----------------
                                                   Sept 30, 2000      Sept 30, 1999      Sept 30, 2000     Sept 30, 1999
                                                   -------------      -------------      -------------     -------------
Revenues:
     Interest income                                   $   4,408         $     287          $   4,597        $   1,232
     Equity in income of joint ventures
          (Note 2)                                       171,653           122,488            489,056          526,644
                                                         -------           -------            -------          -------
                                                         176,061           122,775            493,653          527,876
                                                         -------           -------            -------          -------

Expenses:
     Legal and accounting                                    300               200             15,825           13,932
     Computer costs                                        2,354             2,559              8,847            7,240
     Partnership administration                            7,370            10,761             34,750           42,237
                                                         -------           -------            -------          -------
                                                          10,024            13,520             59,422           63,409
                                                         -------           -------            -------          -------
     Net income                                        $ 166,037         $ 109,255          $ 434,231        $ 464,467
                                                         =======           =======            =======          =======


Net income allocated to Class A Limited                $ 166,037         $ 109,255          $ 434,231        $ 464,467
     Partners

Net loss allocated to Class B Limited                  $       0         $       0          $       0        $       0
     Partners

Net income per Class A Limited                         $    0.11         $    0.07          $    0.28        $    0.30
     Partner Unit

Net loss per Class B Limited Partner                   $       0         $       0          $       0        $       0
     Unit

Cash distribution per Class A Limited
     Partner Unit                                      $    0.19         $    0.19          $    0.53        $    0.57

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE NINE MONTHS ENDED
                              SEPTEMBER 30, 2000

                                           Limited  Partners
                               ------------------------------------------
                                       Class A               Class B                    Total
                               ------------------------  ----------------  General    Partners'
                                 Units       Amount       Units    Amount  Partners    Capital
                               ---------  -------------  --------  ------  --------  ------------
BALANCE, December 31, 1998     1,559,021   $12,760,313   141,581       $0        $0  $12,760,313

Net income                             0       625,679         0        0         0      625,679
Partnership distributions              0    (1,190,968)        0        0         0   (1,190,968)
Class B conversion elections       7,395             0    (7,395)       0         0            0
                               ---------   -----------   -------       --        --  -----------
BALANCE, December 31, 1999     1,566,416    12,195,024   134,186        0         0   12,195,024

Net income                             0       434,231         0        0         0      434,231
Partnership distributions              0      (830,302)        0        0         0     (830,302)
                               ---------   -----------   -------       --        --  -----------
BALANCE, September 30, 2000    1,566,416   $11,798,953   134,186       $0        $0  $11,798,953
                               =========   ===========   =======       ==        ==  ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.
                    (a Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended
                                                                           -----------------
                                                             Sept 30, 2000                    Sept 30, 1999
                                                             -------------                    -------------
Cash flow from operating activities:
    Net income                                                  $ 434,231                       $  464,467
     Adjustments to reconcile net income to net
       cash used in operating activities:
        Equity in income of joint venture                        (489,056)                        (526,644)
        Changes in assets and liabilities:
          Accounts payable                                              0                           (4,274)
                                                                ---------                       ----------
            Net cash used in operating activities                 (54,825)                         (66,451)
                                                                ---------                       ----------
   Cash flow from investing activities:
        Distributions received from joint ventures                938,556                        1,000,276
        Investment in joint ventures                                    0                          (69,930)
                                                                ---------                       ----------
            Net cash provided by investing activities             938,556                          930,346
                                                                ---------                       ----------

    Cash flow from financing activities:
        Partnership distributions paid                           (840,414)                        (860,074)
                                                                ---------                       ----------
           Net increase in cash and cash equivalents               43,317                            3,821

    Cash and cash equivalents, beginning of year                   21,620                           63,998
                                                                ---------                       ----------

    Cash and cash equivalents, end of period                    $  64,937                       $   67,819
                                                                =========                       ==========

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

     As of September 30, 2000, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture; (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook"), which are owned by the Fund IV - Fund V Joint Venture; (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V - Fund VI Joint Venture; (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture; and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1999.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of September 30, 2000, the properties owned by the Partnership were 94% occupied as compared to 91% occupied as of September 30, 1999. Gross revenues of the Partnership were $493,653 for the nine months and $176,061 for the three months ended September 30, 2000, as compared to $527,876 and $122,775 for the same periods in 1999, respectively. Gross revenues and net income have decreased for the nine months ended September 30,

     2000, over the same period in 1999, due primarily to decreased equity in income of joint ventures resulting from major repairs at IBM Jacksonville during the first and second quarters of 2000 and lower common area tenant reimbursements during 2000, as compared to 1999. Total expenses of the Partnership have decreased slightly for the nine month period. As a result of decreased revenue, net income decreased to $434,231 from $464,467 for the nine months ended September 30, 2000 and 1999 respectively. Total revenue increased and expenses decreased for the three months ended September 30, 2000, as compared to the same period of 1999, resulting in increased net income of $166,037 as compared to $109,255. This three month increase is due to increased interest income, equity in income of joint ventures because of decreased repair costs at IBM Jacksonville for the quarter and lower partnership administrative expenses.

     Net cash used in operating activities decreased to $54,825 for the nine months ended September 30, 2000 from $66,451 for the same period in 1999, due to decreased expenses, decreased accounts payable and increased interest income. Net cash provided by investing activities increased in 2000, due primarily to decreased investment in joint ventures. Partnership distribution decreased to $840,414 in 2000, as compared to $860,074 in 1999. These changes produced cash and cash equivalents of $64,937 and $67,819 at September 30, 2000 and 1999, respectively.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $.19 per Class A Unit for the three months ended September
     30, 2000, and for the same period in 1999.   No cash distributions were
     made to the Limited Partners holding Class B Units or to the General Partners.

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

Property Operations
-------------------

As of September 30, 2000, the Partnership owned interests in the following operational properties:

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                                Three Months Ended              Nine Months Ended
                                          ------------------------------  ------------------------------
                                          Sept 30, 2000   Sept 30, 1999   Sept 30, 2000   Sept 30, 1999
                                          --------------  --------------  --------------  --------------
Revenues:
Rental Income                                  $242,763        $243,182        $728,288        $728,690
                                               --------        --------        --------        --------

Expenses:
  Depreciation                                   87,646          87,646         262,939         262,939
  Management & leasing expenses                   2,361          14,627           7,082          37,314
  Other operating expenses                        3,555           4,181          14,984          14,592
                                               --------        --------        --------        --------
                                                 93,562         106,454         285,005         314,845
                                               --------        --------        --------        --------

Net income                                     $149,201        $136,728        $443,283        $413,845
                                               ========        ========        ========        ========

Occupied %                                          100%            100%            100%            100%

Partnership's Ownership % in the
  Fund V-VI-VII Joint Venture                      16.5%           16.5%           16.5%           16.5%

Cash Distribution to Partnership               $ 39,339        $ 37,219        $117,305        $112,396

Net Income Allocated to the
  Partnership                                  $ 24,558        $ 22,505        $ 72,964        $ 68,119

Rental income remained stable for the nine months and the three months ended September 30, 2000, as compared to the nine months and the three months ended September 30, 1999.

Management and leasing fees decreased for both the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to a lower rate charged starting October, 1999. The management and leasing agreement reduces fees to 1% after five years on triple-net leases of ten years or more. As a result, net income and cash distribution to the Partnership increased.

IBM Jacksonville /Fund IV - Fund V Joint Venture
------------------------------------------------

                                                   Three Months Ended              Nine Months Ended
                                             -----------------------------   -----------------------------
                                             Sept 30, 2000   Sept 30, 1999   Sept 30, 2000   Sept 30, 1999
                                             -------------   -------------   -------------   -------------
Revenues:
Rental Income                                     $358,046        $370,168      $1,079,990      $1,110,650
                                                  --------        --------      ----------      ----------

Expenses:
  Depreciation                                      80,193          80,089         240,579         239,137
  Management & leasing expenses                     61,518          51,529         153,636         156,428
  Other operating expenses                          99,869         113,362         367,588         282,384
                                                  --------        --------      ----------      ----------
                                                   241,580         244,980         761,803         677,949
                                                  --------        --------      ----------      ----------

Net income                                        $116,466        $125,188      $  318,187      $  432,701
                                                  ========        ========      ==========      ==========

Occupied %                                              94%             94%             94%             94%

Partnership's Ownership %                             62.3%           62.4%           62.3%           62.4%

Cash Distribution to Partnership                  $138,821        $140,136      $  381,930      $  447,918

Net Income Allocated to the
  Partnership                                     $ 72,597        $ 78,150      $  198,336      $  270,116

  Rental income for the IBM Jacksonville Property decreased slightly in 2000, as compared to 1999, even though occupancy remained the same due to holdover rent from 1998 received in 1999 from a tenant subleasing space from IBM. Operating expenses increased in 2000, due to substantial increases in the areas of repairs and maintenance of the irrigation system, the parking lot lighting and some common areas in the building and decreased common area tenant reimbursements during the first and second quarters of 2000.

  Net income allocated to the Partnership decreased for the nine months ended September 30, 2000, as compared to the same period in 1999, due primarily to increased repairs and maintenance costs. Cash distributions decreased for 2000 compared to 1999, due to capital improvements funded from cash flow and decreased net income. Wells Fund IV contributed cash fundings to the Joint Venture for tenant improvements and this decreased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Village Overlook Property/Fund IV - Fund V Joint Venture
------------------------------------------------------------

                                                 Three Months Ended              Nine Months Ended
                                           -----------------------------   -----------------------------
                                           Sept 30, 2000   Sept 30, 1999   Sept 30, 2000   Sept 30, 1999
                                           -------------   -------------   -------------   -------------
Revenues:
  Rental income                                 $137,937        $ 75,057        $419,036        $340,741
  Interest income                                  3,568           4,224           7,038           7,203
                                                --------        --------        --------        --------
                                                 141,505          79,281         426,074         347,944
                                                --------        --------        --------        --------
Expenses:
  Depreciation                                    46,907          44,871         139,965         133,919
  Management & leasing expenses                   13,872           8,609          45,499          40,496
  Other operating expenses                        60,894          79,241         177,809         156,341
                                                --------        --------        --------        --------
                                                 121,673         132,721         363,273         330,756
                                                --------        --------        --------        --------

Net income (loss)                               $ 19,832        $(53,440)       $ 62,801        $ 17,188
                                                ========        ========        ========        ========

Occupied %                                            80%             62%             80%             62%

Partnership's Ownership %                           62.3%           62.4%           62.3%           62.4%

Cash Distribution to Partnership                $  8,031        $      0        $ 85,110        $ 85,868

Net Income  (Loss) Allocated to the
  Partnership                                   $ 12,364        $(33,361)       $ 39,147        $ 10,729

Rental income for the Village Overlook Property increased in 2000, over 1999, due primarily to an increase in the occupancy level of the property. Operating expenses for the nine months ended September 30, 2000, increased over the same period in 1999 due to a substantial increase in repairs and maintenance costs associated with common area floor space. Net income increased for the nine months ended September 30, 2000, as compared to the same period in 1999, due primarily to the increase in rental income. Rental income increased for the three months ended September 30, 2000, as compared to the same period in 1999, due to the increased occupancy level of the property. Total expenses decreased for the three month period ended September 30, 2000, as compared to the same period for 1999 due largely to the decrease in operating expenses. Cash distributions and net income allocated to the Partnership increased for the three month period increased for the period ended September 30, 2000, over the same period in 1999.

Even though net income increased, cash distributions remained stable for the nine months ended September 30, 2000, as compared to the same period in 1999. This was due to capital improvements being funded from cash flow. Wells Fund IV contributed cash fundings to the Joint Venture for tenant improvements and this decreased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Hartford Building/Fund V - Fund VI Joint Venture
----------------------------------------------------

                                                Three Months Ended              Nine Months Ended
                                          -----------------------------   -----------------------------
                                          Sept 30, 2000   Sept 30, 1999   Sept 30, 2000   Sept 30, 1999
                                          -------------   -------------   -------------   -------------
Revenues:
Rental Income                                  $179,374        $179,374        $538,124        $538,124
                                               --------        --------        --------        --------

Expenses:
  Depreciation                                   73,008          73,008         219,024         219,024
  Management & leasing expenses                   7,407           7,242          21,891          21,726
  Other operating expenses                       (1,595)          2,643           7,410           7,506
                                               --------        --------        --------        --------
                                                 78,820          82,893         248,325         248,256
                                               --------        --------        --------        --------

Net income                                     $100,554        $ 96,481        $289,799        $289,868
                                               ========        ========        ========        ========

Occupied %                                          100%            100%            100%            100%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                   46.4%           46.4%           46.4%           46.4%

Cash Distribution to Partnership               $ 81,315        $ 79,464        $238,441        $238,699

Net Income Allocated to the
  Partnership                                  $ 46,661        $ 44,791        $134,476        $134,634

Net income increased and expenses decreased for the three months ended September 30, 2000, as compared to 1999, due primarily to timing difference in insurance reimbursement from the tenant, which was recorded in the second quarter of 1999, but in the third quarter of 2000.

Stockbridge Village II/Fund V - Fund VI Joint Venture
-----------------------------------------------------

                                              Three Months Ended              Nine Months Ended
                                        -----------------------------   -----------------------------
                                        Sept 30, 2000   Sept 30, 1999   Sept 30, 2000   Sept 30, 1999
                                        -------------   -------------   -------------   -------------
Revenues:
Rental Income                                 $77,992         $75,654        $233,496        $230,964
                                              -------         -------        --------        --------

Expenses:
  Depreciation                                 26,241          26,304          78,723          78,039
  Management & leasing expenses                 8,923           9,921          28,536          26,930
  Other operating expenses                      9,482          17,021          31,128          33,304
                                              -------         -------        --------        --------
                                               44,646          53,246         138,387         138,273
                                              -------         -------        --------        --------

Net income                                    $33,346         $22,408        $ 95,109        $ 92,691
                                              =======         =======        ========        ========

Occupied %                                        100%            100%            100%            100%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                 46.4%           46.4%           46.4%           46.4%

Cash Distribution to Partnership              $28,209         $20,611        $ 82,341        $ 71,051

Net  Income  Allocated to the
  Partnership                                 $15,473         $10,403        $ 44,133        $ 43,046

Rental income and net income are relatively stable for the nine months ended September 30, 2000, as compared to the same period in 1999. Operating expenses are lower for the three months ended September 30, 2000, as compared to the same period in 1999, due to timing differences in vendor invoicing of various operating expenses. Cash distributions are greater in 2000, due primarily to lease acquisition fees paid in 1999, which lowered the cash available for distribution in 1999.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WELLS REAL ESTATE FUND V, L.P.

     Dated: November 10, 2000  By:/s/ Leo F. Wells, III
                                  ------------------------------------
                               Leo F. Wells, III, as Individual
                               General Partner and as President,
                               Sole Director and Chief Financial
                               Officer of Wells Capital, Inc., the
                               General Partner of Wells Partners, L.P.