Form 10-K
period 2000-12-31
WELLS REAL ESTATE FUND V L P
filed 2001-03-28
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      [Fee Required]

For the fiscal year ended            December 31, 2000                 or
                         ---------------------------------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      [No Fee Required]

For the transition period from _______________________ to ______________________
Commission file number               0-21580
                       ---------------------------------------------------------
                                     Wells Real Estate Fund V, L. P.
--------------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

         Georgia                                       58-1936904
----------------------------------       ---------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Pkwy, Ste 250 Norcross, Georgia                  30092
------------------------------------------------         -----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code        (770) 449-7800
                                                   -----------------------------
Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class                    Name of exchange on which registered
----------------------------                ------------------------------------
           NONE                                             NONE
----------------------------                ------------------------------------

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

Yes  X    No ___
    ---
Aggregate market value of the voting stock held by non-affiliates:  Not
                                                                    ---
                                                                    Applicable
                                                                    ----------

                                    PART I
                                    ------


ITEM 1. BUSINESS
----------------

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

As of December 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture; (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook Project"), which are owned by the Fund IV - Fund V Joint Venture; (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V -Fund VI Joint Venture; (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture; and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 2000.

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

ITEM 2. PROPERTIES.
------------------

The Partnership owns interest in five properties through its investment in joint ventures of which four are office buildings and one is a retail building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 2000, these properties were 93% occupied, as compared to 91% at December 31, 1999 and 94% at December 31, 1998.



               [The Remainder of Page Left Intentionally Blank]

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 2000, assuming no exercise of renewal options or termination rights:

                                                               Partnerships
  Year of       Number of                   Annualized           Share of        Percentage of     Percentage of
   Lease         Leases        Square       Gross Base          Annualized        Total Square    Total Annualized
Expiration      Expiring   Feet Expiring     Rent(1)        Gross Base Rent(1)   Feet Expiring       Base Rent
------------------------------------------------------------------------------------------------------------------
2001                0               0               0                   0             0.0%               0.0%
2002                3          13,712          88,396              52,437             5.0%               3.1%
2003(2)             7         150,897       1,253,913             656,297            55.2%              43.9%
2004                4          14,564         303,717             168,341             5.3%              10.6%
2005                5          13,367         149,945              93,461             4.9%               5.3%
2006(3)             2          80,969       1,059,407             200,835            29.6%              37.1%
2007                0               0               0                   0             0.0%               0.0%
2008                0               0               0                   0             0.0%               0.0%
2009                0               0               0                   0             0.0%               0.0%
2010                0               0               0                   0             0.0%               0.0%
------------------------------------------------------------------------------------------------------------------
                   21         273,509       2,855,378           1,171,371           100.0%             100.0%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2) Expiration of IBM with 68,100 square feet at the Jacksonville Property and of Hartford Fire Insurance Company at the Hartford Building with 71,000 square feet.

(3)  Expiration of Marathon with 76,000 square feet at the Marathon Property.


The following describes the properties in which the Partnership owns an interest as of December 31, 2000:

Fund IV - Fund V Joint Venture
------------------------------

On April 14, 1992, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund IV and Fund V Associates (the "Fund IV - Fund V Joint Venture"). The investment objectives of Wells Fund V are substantially identical to those of the Partnership. As of December 31, 2000, the Partnership had contributed approximately $4,837,041 to the Fund IV - V Joint Venture, and Wells Fund V had contributed approximately $8,032,509. The Partnership holds on approximate 38% equity interest, and Wells Fund V holds an approximate 62% equity interest in the Fund IV-Fund V Joint Venture.

The Partnership owns interests in the following two properties through the Fund IV - Fund V Joint Venture:

The Jacksonville Property
-------------------------

On June 8, 1992, the Fund IV-Fund V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida at a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet (the "Jacksonville Property"). As of December 31, 2000, the Partnership contributed $5,000,116 and Wells Fund V contributed $3,479,750 to the Fund IV-Fund V Joint Venture to fund the acquisition and development of the Jacksonville Property.

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

The term of the CTI lease containing 23,869 square feet is 8 years and commenced in March, 1994. The annual base rent payable under the CTI lease is $325,965. The CTI lease which expires February 28, 2001 was extended through March 31, 2002 at an annual base rent of $501,249.

The occupancy rates at the year end for the Jacksonville Property were 93% for 2000 and 94% in 1999 and 1998. The average effective annual rental per square foot at the Jacksonville Property was $16.46 for 2000, $16.80 for 1999, $16.69 for 1998 and $16.71 for 1997 and 1996.


The Village Overlook Property (formerly the Medical Center Property)
-------------------------------------------------------------------

On September 14, 1992, the Fund IV-Fund V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the "Village Overlook Property"). As of December 31, 2000, the Partnership had contributed $1,357,291 and Wells Fund V had contributed $3,032,393 to the Fund IV-Fund V Joint Venture for the acquisition and development of the Village Overlook Property.

The occupancy rate at the year end for the Village Overlook Project at the end of the year was 78% in 2000, 62% in 1999 and 92% in 1998. The average effective annual rental per square foot at the Village Overlook Project was $15.90 for 2000, $12.75 for 1999, $13.46 for 1998, $10.93 for 1997 and $11.83 for 1996.

Fund V - Fund VI Joint Venture
------------------------------

On December 27, 1993, The Partnership and Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund V and Fund VI Associates (the "Fund V - Fund VI Joint Venture"). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. As of December 31, 2000, the Partnership had contributed approximately $4,544,601, and Wells Fund VI had contributed approximately $5,329,541 to the Fund V - Fund VI Joint Venture. The Partnership currently holds an approximately 46% equity interest, and Wells Fund VI holds an approximately 54% equity interest in the Fund V - Fund VI Joint Venture. The Partnership owns interests in the following two properties through the Fund V - Fund VI Joint Venture:

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

The occupancy rate for the Hartford Building at year end was 100% for the years ended December 31, 2000, 1999 and 1998. The average effective annual rental per square foot at the Hartford Building was $10.11 for 2000, 1999, 1998, 1997 and 1996.

Stockbridge Village II
----------------------

On November 12, 1993, the Partnership purchased 2.46 acres of real property located in Clayton County, Georgia for $1,022,634. On July 1, 1994, the Partnership contributed the property as a capital contribution to the Fund V - Fund VI Joint Venture.

Construction of a 5,400 square foot retail building was completed in November, 1994. Construction of a second retail building containing approximately 10,423 square feet was completed in June, 1995. The entire first building was leased by Apple Restaurants, Inc. for nine years and eleven months beginning in December, 1994. The annual base rent under the lease is $125,982 until December 15, 1999, at which time the annual base rent increased to $137,700.

The total construction cost of Stockbridge Village II was approximately $2,933,000. As of December 31, 2000, the Partnership contributed $1,035,804 and Wells Fund VI had contributed $1,896,834 to the Fund V - Fund VI Joint Venture for the acquisition and development of Stockbridge Village II.

The occupancy rate for the Stockbridge Village II Property at year end was 100% for 2000 and 1999 and 72% for 1998. The average effective annual rental per square foot at the Stockbridge Village II was $19.70 for 2000, $19.66 for 1999, $14.90 for 1998, $14.88 for 1997 and $12.43 for 1996.

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

The occupancy rate for the Marathon Building at year end was 100% for 2000, 1999, and 1998. The average effective annual rental per square foot in the Marathon Building was $12.78 for 2000, 1999 and 1998 and $12.74 for 1997 and $12.78 for 1996.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners for the year of 2000.

                                    PART II
                                    -------

Item 5. MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
--------------------------------------------------------------------------

As of February 28, 2001, the Partnership had 1,566,416 outstanding Class A Units held by a total of 1,611 Limited Partners and 134,186 outstanding Class B Units held by a total of 76 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership, as of December 31, 2000, to be $10.20 per Class A Unit and $15.09 per Class B Unit based on market conditions existing in early December, 2000. The methodology used for this valuation was to estimate the amount a holder of Partnership Units would receive if the Partnership's properties were all sold in the ordinary course of business as of December 31, 2000, and the proceeds from such sales (without reduction for selling expenses), together with Partnership funds held as of such date, were distributed in a liquidation of the Partnership. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

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

                                                                             Per Class A Unit
                                                                             ----------------
    Distributions For                     Total Cash                 Investment             Return of
     Quarter Ended                       Distribution                  Income                Capital
    ----------------------------------------------------------------------------------------------------
    March 31, 1999                         $283,810                    $0.09                  $0.09
    June 30, 1999                          $302,348                    $0.14                  $0.06
    Sept. 30, 1999                         $300,596                    $0.07                  $0.12
    Dec. 31, 1999                          $304,213                    $0.10                  $0.09
    March 31, 2000                         $242,494                    $0.07                  $0.08
    June 30, 2000                          $293,708                    $0.10                  $0.09
    Sept. 30, 2000                         $294,099                    $0.11                  $0.08
    Dec. 31, 2000                          $303,406                    $0.11                  $0.08

The fourth quarter distribution was accrued for accounting purposes in 2000, and was not actually paid to the limited partners holding Class A units until February 2001. Even though there is no guarantee, the General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 2001 at a level at least comparable with 2000 cash distributions on an annual basis.

ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

The Partnership commenced the offering on March 6, 1992, but did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on April 27, 1992.

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 2000, 1999, 1998, 1997, and 1996.

                                   2000           1999           1998           1997           1996
                              ------------------------------------------------------------------------
Total assets                  $ 11,981,060   $ 12,499,237   $ 13,038,503   $ 13,586,464   $ 14,092,081
Total revenues                     689,029        706,291        708,264        633,247        590,839
Net income                         614,337        625,679        622,106        559,801        505,650
Net income/(loss) allocated
  to General Partners                                   0              0              0              0
Net income allocated to
  Class A Limited Partners         614,337        625,679        622,106        559,801      1,095,296
Net loss allocated to
  Class B Limited Partners               0              0              0              0       (589,646)
Net income per weighted
 average (1) Class A
 Limited Partner Unit                  .39            .40            .40            .36            .71
Net loss per weighted
 average (1) Class B
 Limited Partner Unit                    0              0              0              0          (3.78)
Cash Distributions per
 weighted average (1)
 Class A Limited Partner
 Unit:
    Investment Income                  .39            .40            .40            .60            .65
    Return of Capital                  .33            .36            .35            .11            .00

(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased or converted by Limited Partners in the Partnership.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
--------------------------------------------------------------------------------
OF OPERATION.
------------

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Gross revenues of the Partnership were $689,029 for the year ended December 31, 2000, as compared to $706,291 for the year ended December 31, 1999 and $708,264 for the year ended December 31, 1998. Gross revenues decreased for the year ended 2000, as compared to 1999 and 1998, due primarily to decreased equity in income from the joint ventures, due primarily to increased operating expenditures at the Jacksonville Property.

Expenses of the Partnership were $74,692 for the year ended December 31, 2000, and $80,612 for the year ended December 31, 1999 and $86,158 for the year ended December 31, 1998. Expenses varied due primarily to decreases in partnership administration expenses.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.72 per Class A Unit for the year ended December 31, 2000, $.76 per Class A Unit for the year ended December 31, 1999 and $.75 per Class A Unit for the year ended December 31, 1998. No cash distributions were made to the Limited Partners holding Class B Units. Distributions accrued for the fourth quarter of 2000 were paid in February, 2001.

Property Operations
-------------------

As of December 31, 2000, the Partnership's ownership interest in Fund IV-Fund V Joint Venture was 62.3%, in Fund V-Fund VI Joint Venture 46.4% and in Fund V-VI-VII Joint Venture 16.5%.

As of December 31, 2000, the Partnership owned interests through interests in joint ventures in the following operational properties:

The Jacksonville Property/Fund IV-Fund V Joint Venture
------------------------------------------------------

                                                    For the Year Ended December 31
                                             -----------------------------------------
                                                2000           1999             1998
                                                ----           ----             ----
Revenues:
  Rental income                              $1,442,097     $1,471,572      $1,461,916
                                             ----------     ----------      ----------

Expenses
  Depreciation                                  320,772        319,508         318,096
  Management & leasing expenses                 209,474        205,987         190,928
  Other operating expenses                      435,877        363,344         401,622
                                             ----------     ----------      ----------
                                                966,123        888,839         910,646
                                             ----------     ----------      ----------

Net income                                   $  475,974     $  582,733      $  551,270
                                             ==========     ==========      ==========

Occupied %                                          94%            94%             94%

Partnership's Ownership %                         62.3%          62.4%           62.4%

Cash Distribution to the Partnership         $ 545,968      $ 602,381       $ 506,517

Net Income Allocated to the
  Partnership                                $ 296,690      $ 363,773       $ 343,868

Rental income for the IBM Jacksonville Property decreased slightly in 2000, as compared to 1999 and 1998, even though occupancy remained the same due to holdover rent from 1998 received in 1999 from a tenant subleasing space from IBM. Operating expenses increased in 2000, over 1999, due to substantial increase in the areas of repairs and maintenance of the irrigation system, the parking lot lighting and some common areas in the building during the second quarter of 2000, but decreased in 1999, as compared to 1998 due primarily to savings in various building operating expenses.

The Jacksonville Property incurred property taxes of $181,064 for 2000, $182,936 for 1999 and $188,333 for 1998.

Net income allocated to the Partnership decreased in 2000, as compared to 1999 and 1998 due primarily to increased repairs and maintenance costs. Cash distributions decreased for 2000 as compared to 1999 and 1998.

The Partnership's ownership in the Fund IV-V Joint Venture decreased in 2000 as compared to 1999 and 1998, due to additional funding for tenant improvement by Wells Fund IV.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

Village Overlook Properties/Fund IV-Fund V Joint Venture
--------------------------------------------------------

                                             For the Year Ended December 31
                                          ------------------------------------
                                            2000           1999         1998
                                            ----           ----         ----
Revenues:
  Rental income                           $560,861       $454,971     $480,419
  Interest income                           10,461         10,436       12,908
                                          --------       --------     --------
                                           571,322        465,407      493,327
                                          --------       --------     --------

Expenses
  Depreciation                             188,033        181,448      178,095
  Management & leasing expenses             60,179         54,363       61,950
  Other operating expenses                 253,086        211,837      170,664
                                          --------       --------     --------
                                           501,298        447,648      410,709
                                          --------       --------     --------

Net income                                $ 70,024       $ 17,759     $ 82,618
                                          ========       ========     ========

Occupied %                                      78%            62%          92%

Partnership's Ownership %                     62.3%          62.4%        62.4%

Cash Distribution to the Partnership      $ 99,452       $ 99,578     $181,881

Net Income Allocated to the
  Partnership                             $ 43,648       $ 11,087     $ 51,542

Rental income for the Village Overlook Property increased in 2000, over 1999 and 1998 due to increased occupancy over 1999, but due to increased rental rates over 1998. Also, three tenants moved in mid-December, 1998, increasing the occupancy but no rent was billed. Occupancy increased to 78% in 2000, as compared to 62% in 1999, but decreased from the 1998 high of 92%. All efforts are being made by the Partnership to lease the remaining 7,782 square feet of vacant space. Operating expenses increased for 2000, over 1999 and 1998, due to a substantial increase in repairs and maintenance costs associated with common floor space. Net income increased in 2000, as compared to 1999, due primarily to the increase in rental income.

Even though net income increased, cash distributions remained stable as compared to 1999 due to capital improvements being funded from cash flow. The Partnership's ownership interest decreased due to the contribution of cash fundings by Wells Fund IV for tenant improvements. The Village Overlook Properties incurred property taxes of $39,100 for 2000, $35,002 for 1999 and $36,862 for 1998.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additions information on tenants, etc. refer to Item 2, Properties, Page 3.

The Hartford Building - Fund V - Fund VI Joint Venture
------------------------------------------------------

                                               For the Year Ended December 31
                                              --------------------------------
                                                2000        1999         1998
                                                ----        ----         ----
Revenues:
  Rental income                               $717,499    $717,499    $717,499
  Interest income                                  750           0           0
                                              --------    --------    --------
                                               718,249     717,499     717,499
                                              --------    --------    --------

Expenses
  Depreciation                                 292,031     292,031     292,032
  Management & leasing expenses                 29,133      28,968      27,719
  Other operating expenses                      12,251      11,282      10,530
                                              --------    --------    --------
                                               333,415     332,281     330,281
                                              --------    --------    --------

Net income                                    $384,834    $385,218    $387,218
                                              ========    ========    ========

Occupied %                                         100%        100%        100%

Partnership's Ownership %                         46.4%       46.4%       46.5%

Cash Distribution to the Partnership          $317,195    $317,598    $318,379

Net Income Allocated to the
  Partnership                                 $178,574    $178,879    $180,142

Revenues, net income and cash distributions to the Partnership remained relatively stable in 2000, as compared to 1999 and 1998.

The Partnership's ownership in the Fund V-Fund VI Joint Venture decreased from 46.5% in 1998, to 46.4% in 1999 and 2000, due to additional fundings by Wells Fund VI, which increased Wells Fund VI's ownership interest and decreased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3. For more detailed financial information regarding the historical operations of The Hartford Building refer to the Financial Statements, as of December 31, 2000, 1999 and 1998 regarding The Hartford Building commencing at page F-24 of this Annual Report on Form 10-K.

Stockbridge Village II - Fund V - Fund VI Joint Venture
-------------------------------------------------------

                                        For the Year Ended December 31
                                       --------------------------------
                                         2000        1999        1998
                                         ----        ----        ----
Revenues:
  Rental income                        $311,788    $311,112    $235,776
                                       --------    --------    --------

Expenses
  Depreciation                          104,960     104,962     101,971
  Management & leasing expenses          38,221      36,199      29,648
  Other operating expenses               27,940      43,637      32,156
                                       --------    --------    --------
                                        171,121     184,798     163,775
                                       --------    --------    --------

Net income                             $140,667    $126,314    $ 72,001
                                       ========    ========    ========

Occupied %                                  100%        100%         72%

Partnership's Ownership %                  46.4%       46.4%       46.5%

Cash Distribution to the Partnership   $116,215    $ 98,998    $ 77,808

Net Income Allocated to the
  Partnership                          $ 65,274    $ 58,648    $ 33,488


Net income and cash distributions allocated to the Partnership are greater in 2000 and 1999, as compared to 1998, due primarily to increased occupancy. Expenses decreased in 2000, as compared to 1999, due to an increase in common area maintenance billings to the tenants in 2000. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture decreased to 46.4% in 2000 and 1999 as compared to 46.5% in 1998 due to additional investments by Wells Fund VI which decreased the Partnership's ownership interest in the Fund V-Fund VI Joint Venture.

The Stockbridge Village II Project incurred property taxes of $23,975 for 2000, $24,121 for 1999 and $23,508 for 1998.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------


                                          For the Year Ended December 31
                                         --------------------------------
                                            2000       1999        1998
                                            ----       ----        ----
Revenues:
  Rental income                          $971,050    $971,051    $971,447
                                         --------    --------    --------

Expenses
  Depreciation                            350,585     350,585     350,585
  Management & leasing expenses             9,442      39,659      34,632
  Other operating expenses                 20,791      19,441      12,261
                                         --------    --------    --------
                                          380,818     409,685     397,478
                                         --------    --------    --------

Net income                               $590,232    $561,366    $573,969
                                         ========    ========    ========

Occupied %                                    100%        100%        100%

Partnership's Ownership %                    16.5%       16.5%       16.5%

Cash Distribution to the Partnership     $156,273    $151,521    $153,446

Net Income Allocated to the
  Partnership                            $ 97,152    $ 92,401    $ 94,475

Rental income remained relatively stable in 2000, 1999 and 1998. Management and leasing fees decreased, as compared to 1999, due to a lower rate charged starting in October 1999. The management and leasing agreement reduces fees to 1% after five years on triple-net leases of ten years or more. As a result, net income and cash distribution to the Partnership increased.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

Liquidity and Capital Reserves
------------------------------

During its offering, which terminated on March 3, 1993, the Partnership raised a total $17,006,020 in capital through the sale of 1,700,602 units. No additional units will be sold by the Partnership. As of December 31, 2000, the Partnership incurred $3,145,282 in commission fees, acquisition fees, organization and offering costs; invested $13,844,687 in properties; reserved $16,051 as working capital reserves.

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

The Partnership's net cash used in operating activities increased from $77,135 for the year ended December 31, 1998 to $83,383 for the year ended December 31, 1999 but decreased to $66,397 for the year ended December 31, 2000, primarily due to increased interest income and decreased partnership administration costs in 2000. Net cash provided by investing activities fluctuated from $1,223,796 in 1998 and $1,201,676 in 1999 and $1,234,272 in 2000, primarily due to changes in investments in joint ventures and changes in distributions received from joint ventures. Cash used in financing activities remained relatively stable for 1999 and 1998, but were lower in 2000.

The Partnership's distributions paid and payable through the fourth quarter of 2000 have been paid from net cash from operations and from a return of capital. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

There were no disagreements with the Partnership's accountants or other reportable events during 2000.


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


     Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 57 years
     -----------------
of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

Item 11. COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
--------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2000.


                            CASH COMPENSATION TABLE

        (A)                           (B)                         (C)
Name of individual or       Capacities in which served
number in group             -Form of Compensation          Cash Compensation
---------------------       --------------------------     -----------------


Wells Management            Property Manager-                 $225,962 (1)
Company, Inc.               Management and Leasing
                            Fees


(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees some of which were accrued for accounting purposes in 2000 not actually paid until January, 2001.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------


No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2001

      (1)               (2)                    (3)                  (4)
                                        Amount and Nature
                 Name and Address of    of Beneficial
Title of Class   Beneficial Owner       Ownership            Percent of Class
--------------   -------------------    ------------         -------------------

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:


Interest in Partnership Cash Flow and Net Sale Proceeds. The General Partners
-------------------------------------------------------
will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have received no distribution from cash flow or net sales proceeds in 2000.


Property Management and Leasing Fees. Wells Management Company, Inc., an
------------------------------------
affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. accrued $225,962 in cash compensation for the year ended December 31, 2000.

Real Estate Commissions. In connection with the sale of Partnership properties,
-----------------------
the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2000, no real estate commissions were paid to the General Partners or their affiliates.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------


(a)1. The Financial Statements are contained on pages F-2 through F-23 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the year of 2000.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)   See (a) 2.

                                  SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 2001.

                                      Wells Real Estate Fund V, L.P.
                                      (Registrant)


                                   By:     /s/ Leo F. Wells, III
                                           -------------------------------------
                                           Leo F. Wells, III
                                           Leo F. Wells, III, Individual General
                                           Partner and as President and Chief
                                           Financial Officer of Wells Capital,
                                           Inc., the General Partner of Wells
                                           Partners, L.P.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                      Title
---------                      -----



/s/ Leo F. Wells, III          Individual General Partner,     March 27, 2001.
-------------------------
Leo F. Wells, III              President and Sole Director
                               of Wells Capital, Inc. the
                               General Partner of Wells
                               Partners, L.P.



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

     No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                       INDEX TO THE FINANCIAL STATEMENTS


Financial Statements                                            Page
--------------------                                            ----
Independent Auditors' Reports                                   F-2

Balance Sheets as of December 31, 2000 and 1999                 F-3

Statements of Income for the Years Ended December
   31, 2000, 1999 and 1998                                      F-4

Statements of Partners' Capital for the Years Ended
   December 31, 2000, 1999 and 1998                             F-5

Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998                             F-6

Notes to Financial Statements for December 31, 2000, 1999
   and 1998                                                     F-7

Audited Financial Statements - The Hartford Building            F-24

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund V, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND V, L.P. (a Georgia public limited partnership) as of December 31, 2000 and 1999 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund V, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP




Atlanta, Georgia
January 30, 2001

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999

                                        ASSETS

                                                                    2000               1999
                                                                -----------        -----------
INVESTMENT IN JOINT VENTURES                                    $11,624,708        $12,178,473

CASH AND CASH EQUIVALENTS                                            54,981             21,620

ACCOUNTS RECEIVABLE                                                   1,395                  0

DUE FROM AFFILIATES                                                 299,976            299,144
                                                                -----------        -----------
       Total assets                                             $11,981,060        $12,499,237
                                                                ===========        ===========

                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses                          $     2,000        $         0
 Partnership distributions payable                                  303,406            304,213
                                                                -----------        -----------
       Total liabilities                                            305,406            304,213
                                                                -----------        -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Limited partners:
   Class A--1,566,416 units                                      11,675,654         12,195,024
   Class B--134,186 units                                                 0                  0
                                                                -----------        -----------
       Total partners' capital                                   11,675,654         12,195,024
                                                                -----------        -----------
       Total liabilities and partners' capital                  $11,981,060        $12,499,237
                                                                ===========        ===========



     The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                             2000         1999        1998
                                                                           --------     --------    --------
REVENUES:
 Equity in income of joint ventures                                        $681,339     $704,788    $703,515
 Interest income                                                              7,690        1,503       4,749
                                                                           --------     --------    --------
                                                                            689,029      706,291     708,264
                                                                           --------     --------    --------
EXPENSES:
 Partnership administration                                                  44,869       52,130      60,292
 Legal and accounting                                                        17,950       18,496      17,900
 Computer costs                                                              11,873        9,986       7,966
                                                                           --------     --------    --------
                                                                             74,692       80,612      86,158
                                                                           --------     --------    --------
NET INCOME                                                                 $614,337     $625,679    $622,106
                                                                           ========     ========    ========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                           $614,337     $625,679    $622,106
                                                                           ========     ========    ========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT               $   0.39     $   0.40    $   0.40
                                                                           ========     ========    ========

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT        $   0.72     $   0.76    $   0.75
                                                                           ========     ========    ========


       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                        Limited Partners                  Total
                                                            -----------------------------------------
                                                                    Class A              Class B        Partners'
                                                            ----------------------   ----------------
                                                              Units       Amount      Units    Amount    Capital
                                                            ---------  -----------   -------   ------  -----------

BALANCE, December 31, 1997                                  1,551,416  $13,297,946   149,186     $0    $13,297,946

 Net income                                                         0      622,106         0      0        622,106
 Class B conversion elections                                   7,605            0    (7,605)     0              0
 Partnership distributions                                          0   (1,159,739)        0      0     (1,159,739)
                                                            ---------  -----------   -------   ------  -----------
BALANCE, December 31, 1998                                  1,559,021   12,760,313   141,581      0     12,760,313

 Net income                                                         0      625,679         0      0        625,679
 Partnership distributions                                          0   (1,190,968)        0      0     (1,190,968)
 Class B conversion elections                                   7,395            0    (7,395)     0              0
                                                            ---------  -----------   -------   ------  -----------
BALANCE, December 31, 1999                                  1,566,416   12,195,024   134,186      0     12,195,024

 Net income                                                         0      614,337         0      0        614,337
 Partnership distributions                                          0   (1,133,707)        0      0     (1,133,707)
                                                            ---------  -----------   -------   ------  -----------
BALANCE, December 31, 2000                                  1,566,416  $11,675,654   134,186     $0    $11,675,654
                                                            =========  ===========   =======   ======  ===========


       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                 2000          1999          1998
                                                                             -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $   614,337   $   625,679   $   622,106
                                                                             -----------   -----------   -----------
 Adjustments to reconcile net income to net cash used in operating activities:
     Equity in income of joint ventures                                         (681,339)     (704,788)     (703,515)
     Changes in assets and liabilities:
       Accounts receivable                                                        (1,395)            0             0
       Accounts payable and accrued expenses                                       2,000        (4,274)        4,274
                                                                             -----------   -----------   -----------
         Total adjustments                                                      (680,734)     (709,062)     (699,241)
                                                                             -----------   -----------   -----------
         Net cash used in operating activities                                   (66,397)      (83,383)      (77,135)
                                                                             -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                                          0       (69,929)      (19,270)
 Distributions received from joint ventures                                    1,234,272     1,271,605     1,243,066
                                                                              -----------   -----------   -----------
         Net cash provided by investing activities                             1,234,272     1,201,676     1,223,796
                                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners in excess of accumulated earnings                    (539,070)     (556,194)     (539,448)
 Distributions to partners from accumulated earnings                            (595,444)     (604,477)     (634,893)
                                                                             -----------   -----------   -----------
         Net cash used in financing activities                                (1,134,514)   (1,160,671)   (1,174,341)
                                                                             -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              33,361       (42,378)      (27,680)

CASH AND CASH EQUIVALENTS, beginning of year                                      21,620        63,998        91,678
                                                                             -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of year                                       $    54,981   $    21,620   $    63,998
                                                                             ===========   ===========   ===========


       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998



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

     . To all the general partners until they have received 100% of their capital contribution, as defined

     .  Thereafter, 80% to the limited partners and 20% to the general partners

Allocation of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

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

     Basis of Presentation

     The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting.

     Real Estate Assets

     Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 2000.

     Depreciation for buildings and improvements is calculated using the straight-line method over 25 years.

     Revenue Recognition

     All leases on real estate assets held by the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

     Partners' Distributions and Allocations of Profit and Loss

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

Per Unit Data

Net income per unit with respect to the Partnership for the years ended December 31, 2000, 1999, and 1998 is computed based on the average number of units outstanding during the period.

   Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 2000 and 1999 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 2000 and 1999, as follows:

                                                       2000       1999
                                                     --------   --------

          Fund IV and V Associates                   $178,380   $168,172
          Fund V and VI Associates                     82,628     91,847
          Fund V, VI, and VII Associates               38,968     39,125
                                                     --------   --------
                                                     $299,976   $299,144
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

   The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $225,962, $173,723, and $109,011, for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

   Wells Capital, Inc. (the "Company") performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

   The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in joint ventures at December 31, 2000 and 1999 are summarized as follows:

                                                      2000                       1999
                                           ------------------------   ------------------------
                                              Amount        Percent      Amount        Percent
                                           -----------      -------   -----------      -------
    Fund IV and V Associates               $ 6,726,916         62%    $ 7,031,998        62%
    Fund V and VI Associates                 3,791,137         46       3,980,699        46
    Fund V, VI, and VII Associates           1,106,655         16       1,165,776        16
                                           -----------                -----------
                                           $11,624,708                $12,178,473
                                           ===========                ===========

   The following is a rollforward of the Partnership's investment in the joint ventures for the years ended December 31, 2000 and 1999:

                                                           2000         1999
                                                       -----------  -----------
   Investment in joint ventures, beginning of year     $12,178,473  $12,673,831
    Equity in income of joint ventures                     681,339      704,788
    Contributions to joint ventures                              0       69,929
    Distributions from joint ventures                   (1,235,104)  (1,270,075)
                                                       -----------  -----------
   Investment in joint ventures, end of year           $11,624,708  $12,178,473
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

   Following are the financial statements of Fund IV and V Associates:

                           Fund IV and V Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                         Assets

                                                                             2000               1999
                                                                         -----------        -----------
Real estate assets, at cost:
 Land                                                                    $ 2,011,534        $ 2,011,534
 Building and improvements, less accumulated depreciation of
  $3,193,823 in 2000 and $2,685,018 in 1999                                8,456,768          8,849,644
 Construction in progress                                                          0              1,656
                                                                         -----------        -----------
       Total real estate assets                                           10,468,302         10,862,834
Cash and cash equivalents                                                    279,590            267,120
Accounts receivable                                                          251,780            300,128
Prepaid expenses and other assets                                            174,040            174,225
                                                                         -----------        -----------
       Total assets                                                      $11,173,712        $11,604,307
                                                                         ===========        ===========

                              Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                        $    65,993        $    49,680
 Partnership distributions payable                                           261,173            244,397
 Due to affiliates                                                            54,667             45,598
                                                                         -----------        -----------
       Total liabilities                                                     381,833            339,675
                                                                         -----------        -----------
Partners' capital:
 Wells Real Estate Fund IV                                                 4,064,963          4,232,634
 Wells Real Estate Fund V                                                  6,726,916          7,031,998
                                                                         -----------        -----------
       Total partners' capital                                            10,791,879         11,264,632
                                                                         -----------        -----------
       Total liabilities and partners' capital                           $11,173,712        $11,604,307
                                                                         ===========        ===========

                           Fund IV and V Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Revenues:
 Rental income                                               $2,002,958   $1,926,543   $1,942,336
 Interest income                                                 10,460       10,436       12,908
 Other income                                                       360          360          360
                                                             ----------   ----------   ----------
                                                              2,013,778    1,937,339    1,955,604
                                                             ----------   ----------   ----------
Expenses:
 Depreciation                                                   508,805      500,956      496,191
 Management and leasing fees                                    269,653      260,350      253,238
 Operating costs, net of reimbursements                         636,808      509,617      511,595
 Property administration                                         52,514       65,924       43,329
 Legal and accounting                                                 0            0       17,363
                                                             ----------   ----------   ----------
                                                              1,467,780    1,336,847    1,321,716
                                                             ----------   ----------   ----------
Net income                                                   $  545,998   $  600,492   $  633,888
                                                             ==========   ==========   ==========

Net income allocated to Wells Real Estate Fund IV            $  205,660   $  225,632   $  238,478
                                                             ==========   ==========   ==========

Net income allocated to Wells Real Estate Fund V             $  340,338   $  374,860   $  395,410
                                                             ==========   ==========   ==========

                           Fund IV and V Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                         Wells Real      Wells Real      Total
                                                           Estate          Estate      Partners'
                                                          Fund IV          Fund V       Capital
                                                        ----------      ----------    -----------
Balance, December 31, 1997                              $4,564,056      $7,562,885    $12,126,941
 Net income                                                238,478         395,410        633,888
 Partnership contributions                                       0          19,270         19,270
 Partnership distributions                                (415,107)       (688,398)    (1,103,505)
                                                        ----------      ----------    -----------
Balance, December 31, 1998                               4,387,427       7,289,167     11,676,594
 Net income                                                225,632         374,860        600,492
 Partnership contributions                                  42,091          69,929        112,020
 Partnership distributions                                (422,516)       (701,958)    (1,124,474)
                                                        ----------      ----------    -----------
Balance, December 31, 1999                               4,232,634       7,031,998     11,264,632
 Net income                                                205,660         340,338        545,998
 Partnership contributions                                  16,686               0         16,686
 Partnership distributions                                (390,017)       (645,420)    (1,035,437)
                                                        ----------      ----------    -----------
Balance, December 31, 2000                              $4,064,963      $6,726,916    $10,791,879
                                                        ==========      ==========    ===========

                           Fund IV and V Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                          2000            1999            1998
                                                                      -----------     -----------     -----------
Cash flows from operating activities:
 Net income                                                           $   545,998     $   600,492     $   633,888
                                                                      -----------     -----------     -----------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                         508,805         500,956         496,191
     Changes in assets and liabilities:
       Accounts receivable                                                 48,348          63,893         (57,757)
       Prepaid expenses and other assets                                      185         (61,124)         13,862
       Accounts payable                                                    16,313          (5,052)         10,791
       Due to affiliates                                                    9,069           8,789           6,401
                                                                      -----------     -----------     -----------
         Total adjustments                                                582,720         507,462         469,488
                                                                      -----------     -----------     -----------
         Net cash provided by operating activities                      1,128,718       1,107,954       1,103,376
                                                                      -----------     -----------     -----------
Cash flows from investing activities:
 Investment in real estate                                               (114,273)       (115,706)              0
                                                                      -----------     -----------     -----------
Cash flows from financing activities:
 Contributions from joint venture partners                                 16,686         112,020          19,270
 Distributions to joint venture partners                               (1,018,661)     (1,102,344)     (1,072,372)
                                                                      -----------     -----------     -----------
       Net cash used in financing activities                           (1,001,975)       (990,324)     (1,053,102)
                                                                      -----------     -----------     -----------
Net increase in cash and cash equivalents                                  12,470           1,924          50,274
Cash and cash equivalents, beginning of year                              267,120         265,196         214,922
                                                                      -----------     -----------     -----------
Cash and cash equivalents, end of year                                $   279,590     $   267,120     $   265,196
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

Following are the financial statements for Fund V and VI Associates:

                           Fund V and VI Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                           Assets

                                                                                     2000             1999
                                                                                  ----------       ----------
Real estate assets, at cost:
 Land                                                                             $1,622,733       $1,622,733
 Building and improvements, less accumulated depreciation of $2,372,711 in
  2000 and $1,975,721 in 1999                                                      6,410,985        6,807,975
                                                                                  ----------       ----------
       Total real estate assets                                                    8,033,718        8,430,708
Cash and cash equivalents                                                            197,279          177,657
Accounts receivable                                                                  109,677          135,229
Prepaid expenses and other assets                                                     45,685           55,274
                                                                                  ----------       ----------
       Total assets                                                               $8,386,359       $8,798,868
                                                                                  ==========       ==========

                                   Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                                 $   18,615       $   18,294
 Partnership distributions payable                                                   197,717          200,259
 Due to affiliates                                                                         0            1,775
                                                                                  ----------       ----------
       Total liabilities                                                             216,332          220,328
                                                                                  ----------       ----------
Partners' capital:
 Wells Real Estate Fund V                                                          3,791,137        3,980,699
 Wells Real Estate Fund VI                                                         4,378,890        4,597,841
                                                                                  ----------       ----------
       Total partners' capital                                                     8,170,027        8,578,540
                                                                                  ----------       ----------
       Total liabilities and partners' capital                                    $8,386,359       $8,798,868
                                                                                  ==========       ==========

                            Fund V and VI Associates
                           (A Georgia Joint Venture)
                              Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                 2000         1999       1998
                                                              ----------   ----------  --------
Revenues:
 Rental income                                                $1,029,287   $1,028,611  $953,275
 Interest income                                                     750            0         0
                                                              ----------   ----------  --------
                                                               1,030,037    1,028,611   953,275
                                                              ----------   ----------  --------
Expenses:
 Depreciation                                                    396,990      396,993   394,003
 Operating costs, net of reimbursements                           18,330       30,325    19,566
 Management and leasing fees                                      67,354       65,167    57,368
 Legal and accounting                                              7,677        7,400     9,107
 Partnership administration                                       14,185       17,194    14,012
                                                              ----------   ----------  --------
                                                                 504,536      517,079   494,056
                                                              ----------   ----------  --------
Net income                                                    $  525,501   $  511,532  $459,219
                                                              ==========   ==========  ========

Net income allocated to Wells Real Estate Fund V              $  243,848   $  237,527  $213,630
                                                              ==========   ==========  ========

Net income allocated to Wells Real Estate Fund VI             $  281,653   $  274,005  $245,589
                                                              ==========   ==========  ========

                           Fund V and VI Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                  Wells Real        Wells Real         Total
                                                    Estate            Estate         Partners'
                                                    Fund V           Fund VI          Capital
                                                  ----------        ----------       ----------
Balance, December 31, 1997                        $4,342,324        $4,989,976       $9,332,300
 Net income                                          213,630           245,589          459,219
 Partnership contributions                                 0             9,762            9,762
 Partnership distributions                          (396,186)         (455,444)        (851,630)
                                                  ----------        ----------       ----------
Balance, December 31, 1998                         4,159,768         4,789,883        8,949,651
 Net income                                          237,527           274,005          511,532
 Partnership contributions                                 0            14,524           14,524
 Partnership distributions                          (416,596)         (480,571)        (897,167)
                                                  ----------        ----------       ----------
Balance, December 31, 1999                         3,980,699         4,597,841        8,578,540
 Net income                                          243,848           281,653          525,501
 Partnership distributions                          (433,410)         (500,604)        (934,014)
                                                  ----------        ----------       ----------
Balance, December 31, 2000                        $3,791,137        $4,378,890       $8,170,027
                                                  ==========        ==========       ==========

                           Fund V and VI Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                       2000          1999          1998
                                                                    ---------     ---------     ---------
Cash flows from operating activities:
 Net income                                                         $ 525,501     $ 511,532     $ 459,219
                                                                    ---------     ---------     ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                     396,990       396,993       394,003
     Changes in assets and liabilities:
       Accounts receivable                                             25,552       (38,399)       13,052
       Prepaid expenses and other assets                                9,589        (5,675)        6,403
       Accounts payable                                                   321         1,817         9,084
       Due to affiliates                                               (1,775)       (5,034)       (2,848)
                                                                    ---------     ---------     ---------
         Total adjustments                                            430,677       349,702       419,694
                                                                    ---------     ---------     ---------
         Net cash provided by operating activities                    956,178       861,234       878,913
                                                                    ---------     ---------     ---------
Cash flows from investing activities:
 Investment in real estate                                                  0        (8,235)            0
                                                                    ---------     ---------     ---------
Cash flows from financing activities:
 Contributions from joint venture partners                                  0        14,524             0
 Distributions to joint venture partners                             (936,556)     (903,049)     (911,028)
                                                                    ---------     ---------     ---------
         Net cash used in financing activities                       (936,556)     (888,525)     (911,028)
                                                                    ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents                   19,622       (35,526)      (32,115)
Cash and cash equivalents, beginning of year                          177,657       213,183       245,298
                                                                    ---------     ---------     ---------
Cash and cash equivalents, end of year                              $ 197,279     $ 177,657     $ 213,183
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

Following are the financial statements for Fund V, VI, and VII Associates:

                        Fund V, VI, and VII Associates
                          (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                     Assets

                                                                                        2000             1999
                                                                                     ----------       ----------
Real estate assets, at cost:
 Land                                                                                $  314,591       $  314,591
 Building and improvements, less accumulated depreciation of $2,057,369 in
  2000 and $1,706,784 in 1999                                                         6,310,535        6,661,120
                                                                                     ----------       ----------
       Total real estate assets                                                       6,625,126        6,975,711
Cash and cash equivalents                                                               238,242          235,250
Due from affiliates                                                                           0            2,450
Accounts receivable                                                                     103,696          112,645
                                                                                     ----------       ----------
       Total assets                                                                  $6,967,064       $7,326,056
                                                                                     ==========       ==========

                              Liabilities and Partners' Capital

Liabilities:
 Partnership distributions payable                                                   $  236,743       $  237,700
 Due to affiliates                                                                        5,648            4,506
                                                                                     ----------       ----------
       Total liabilities                                                                242,391          242,206
                                                                                     ----------       ----------
Partners' capital:
 Wells Real Estate Fund V                                                             1,106,655        1,165,776
 Wells Real Estate Fund VI                                                            2,812,772        2,963,015
 Wells Real Estate Fund VII                                                           2,805,246        2,955,059
                                                                                     ----------       ----------
       Total partners' capital                                                        6,724,673        7,083,850
                                                                                     ----------       ----------
       Total liabilities and partners' capital                                       $6,967,064       $7,326,056
                                                                                     ==========       ==========

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                  2000       1999       1998
                                                                --------   --------   --------
Revenues:
 Rental income                                                  $971,050   $971,051   $971,447
                                                                --------   --------   --------
Expenses:
 Depreciation                                                    350,585    350,585    350,585
 Management and leasing fees                                       9,442     39,659     34,632
 Legal and accounting                                              5,750      5,750      3,450
 Partnership administration                                       13,536     12,302      7,439
 Operating costs                                                   1,505      1,389      1,372
                                                                --------   --------   --------
                                                                 380,818    409,685    397,478
                                                                --------   --------   --------
Net income                                                      $590,232   $561,366   $573,969
                                                                ========   ========   ========

Net income allocated to Wells Real Estate Fund V                $ 97,152   $ 92,401   $ 94,475
                                                                ========   ========   ========

Net income allocated to Wells Real Estate Fund VI               $246,894   $234,819   $240,091
                                                                ========   ========   ========

Net income allocated to Wells Real Estate Fund VII              $246,186   $234,146   $239,403
                                                                ========   ========   ========

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                     Wells Real      Wells Real     Wells Real         Total
                                       Estate          Estate         Estate         Partners'
                                       Fund V         Fund VI        Fund VII         Capital
                                     ----------      ----------     ----------      ----------
Balance, December 31, 1997           $1,283,867      $3,263,121     $3,254,304      $7,801,292
 Net income                              94,475         240,091        239,403         573,969
 Partnership distributions             (153,446)       (389,953)      (388,835)       (932,234)
                                     ----------      ----------     ----------      ----------
Balance, December 31, 1998            1,224,896       3,113,259      3,104,872       7,443,027
 Net income                              92,401         234,819        234,146         561,366
 Partnership distributions             (151,521)       (385,063)      (383,959)       (920,543)
                                     ----------      ----------     ----------      ----------
Balance, December 31, 1999            1,165,776       2,963,015      2,955,059       7,083,850
 Net income                              97,152         246,894        246,186         590,232
 Partnership distributions             (156,273)       (397,137)      (395,999)       (949,409)
                                     ----------      ----------     ----------      ----------
Balance, December 31, 2000           $1,106,655      $2,812,772     $2,805,246      $6,724,673
                                     ==========      ==========     ==========      ==========

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                                   2000          1999          1998
                                                                                ---------     ---------     ---------
    Cash flows from operating activities:
     Net income                                                                 $ 590,232     $ 561,366     $ 573,969
                                                                                ---------     ---------     ---------
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                             350,585       350,585       350,585
         Changes in assets and liabilities:
           Accounts receivable                                                      8,949         8,949         8,983
           Due from affiliates                                                      2,450        (2,450)            0
           Due to affiliates                                                        1,142          (358)       (1,302)
                                                                                ---------     ---------     ---------
             Total adjustments                                                    363,126       356,726       358,266
                                                                                ---------     ---------     ---------
             Net cash provided by operating activities                            953,358       918,092       932,235
    Cash flows from financing activities:
     Distributions to joint venture partners                                     (950,366)     (918,833)     (927,476)
                                                                                ---------     ---------     ---------
    Net increase (decrease) in cash and cash equivalents                            2,992          (741)        4,759
    Cash and cash equivalents, beginning of year                                  235,250       235,991       231,232
                                                                                ---------     ---------     ---------
    Cash and cash equivalents, end of year                                      $ 238,242     $ 235,250     $ 235,991
                                                                                =========     =========     =========

4. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 2000, 1999, and 1998 is calculated as follows:

                                                                                   2000          1999          1998
                                                                                ---------     ---------     ---------
    Financial statement net income                                              $ 614,337     $ 625,679     $ 622,106
    Increase (decrease) in net income resulting from:
     Depreciation expense for financial reporting purposes in excess of
      amounts for income tax purposes                                             225,468       221,979       222,422
     Expenses deductible when paid for income tax purposes, accrued for
      financial reporting purposes                                                  5,044         7,334         3,802
     Rental income accrued for financial reporting purposes in excess of
      amounts for income tax purposes                                              45,453        26,053       (38,119)
                                                                                ---------     ---------     ---------
    Income tax basis net income                                                 $ 890,302     $ 881,045     $ 810,211
                                                                                =========     =========     =========

    The Partnership's income tax basis partners' capital at December 31, 2000, 1999, and 1998 is computed as follows:

                                                                           2000            1999            1998
                                                                       -----------     -----------     -----------
    Financial statement partners' capital                              $11,675,654     $12,195,024     $12,760,313
    Increase (decrease) in partners' capital resulting from:
       Depreciation expense for financial reporting purposes             1,135,052         909,584         687,605
        in excess of amounts for income tax purposes
       Capitalization of syndication costs for income tax                2,178,700       2,178,700       2,178,700
        purposes, which are accounted for as cost of capital
        for financial reporting purposes
       Accumulated rental income accrued for financial                    (211,131)       (256,584)       (282,637)
        reporting purposes in excess of amounts for income tax
        purposes
       Accumulated expenses deductible when paid for income                 38,364          33,320          25,986
        tax purposes, accrued for financial reporting purposes
       Partnership's distributions payable                                 303,406         304,213         273,916
                                                                       -----------     -----------     -----------
    Income tax basis partners' capital                                 $15,120,045     $15,364,257     $15,643,883
                                                                       ===========     ===========     ===========

5. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 2000 is as follows:

               Year ending December 31:
                2001                                        $1,857,886
                2002                                         1,811,655
                2003                                         1,302,970
                2004                                           681,024
                2005                                           337,695
               Thereafter                                      209,366
                                                            ----------
                                                            $6,200,596
                                                            ==========

Four tenants contributed approximately 25%, 24%, 14%, and 11% of rental income. In addition, two tenants will contribute approximately 22% and 16% of future minimum rental income.

The future minimum rental income due Fund IV and V Associates under noncancelable operating leases at December 31, 2000 is as follows:

               Year ending December 31:
                2001                                        $1,951,732
                2002                                         1,876,810
                2003                                         1,109,772
                2004                                           692,405
                2005                                           207,835
                                                            ----------
                                                            $5,838,554
                                                            ==========

   Two tenants contributed approximately 48% and 22% of rental income. In addition, one tenant will contribute approximately 37% of future minimum rental income.

   The future minimum rental income due Fund V and VI Associates under noncancelable operating leases, at December 31, 2000 is as follows:

               Year ending December 31:
                2001                                        $1,035,037
                2002                                         1,032,441
                2003                                           966,017
                2004                                           186,004
                2005                                            96,689
               Thereafter                                       99,173
                                                            ----------
                                                            $3,415,361
                                                            ==========

Two tenants contributed approximately 70% and 13% of rental income for the year ended December 31, 2000. In addition, three tenants will contribute approximately 62%, 16%, and 15% of future minimum rental income.

The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 2000 is as follows:

Year ending December 31:
                2001                                        $  980,000
                2002                                           990,000
                2003                                           990,000
                2004                                           990,000
                2005                                           990,000
               Thereafter                                      990,000
                                                            ----------
                                                            $5,930,000
                                                            ==========

One tenant contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income.

6. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                                                           2000 Quarters Ended
                                                           -------------------------------------------------
                                                           March 31     June 30   September 30   December 31
                                                           --------    --------   ------------   -----------
    Revenues                                               $135,866    $181,726     $176,016       $195,421
    Net income                                              110,117     158,077      166,037        180,106
    Net income allocated to Class A limited
     partners                                               110,117     158,077      166,037        180,106
    Net income per Class A limited partner unit (a)        $   0.07    $   0.10     $   0.11       $   0.12
    Cash distribution per Class A limited partner unit         0.15        0.19         0.19           0.19


          (a) The totals of the four quarterly amounts for the year ended December 31, 2000 do not equal the totals for the year. This difference results from rounding differences between quarters.

                                                                           1999 Quarters Ended
                                                           -------------------------------------------------
                                                           March 31     June 30   September 30   December 31
                                                           --------    --------   ------------   -----------
    Revenues                                               $170,473    $234,627     $122,775       $178,416
    Net income                                              143,243     211,969      109,255        161,212
    Net income allocated to Class A limited
     partners                                               143,243     211,969      109,255        161,212
    Net income per weighted average Class A
     limited partner unit                                  $   0.09    $   0.14     $   0.07       $   0.10
    Cash distribution per weighted average Class A
     limited partner unit                                      0.18        0.20         0.19           0.19

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund V, L.P. and
Wells Real Estate Fund VI, L.P.:

We have audited the accompanying balance sheets of THE HARTFORD BUILDING as of December 31, 2000 and 1999 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Hartford Building as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 30, 2001

                             THE HARTFORD BUILDING


                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                         ASSETS

                                                                                      2000             1999
                                                                                   ----------       ----------
REAL ESTATE ASSETS:
 Land                                                                              $  528,042       $  528,042
 Building and improvements, less accumulated depreciation of $1,836,822
  in 2000 and $1,544,791 in 1999                                                    4,965,619        5,257,650
                                                                                   ----------       ----------
       Total real estate assets                                                     5,493,661        5,785,692

CASH AND CASH EQUIVALENTS                                                             197,279          177,657

ACCOUNTS RECEIVABLE                                                                    19,544           26,245
                                                                                   ----------       ----------
       Total assets                                                                $5,710,484       $5,989,594
                                                                                   ==========       ==========

                              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accrued payables                                                                  $    1,000       $        0
 Distributions payable partners                                                       197,717          200,259
 Due to affiliate                                                                     462,227          190,615
                                                                                   ----------       ----------
       Total liabilities                                                              660,944          390,874
                                                                                   ----------       ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
 Wells Real Estate Fund V, L.P.                                                     2,695,830        2,950,666
 Wells Real Estate Fund VI, L.P.                                                    2,353,710        2,648,054
                                                                                   ----------       ----------
       Total partners' capital                                                      5,049,540        5,598,720
                                                                                   ----------       ----------
       Total liabilities and partners' capital                                     $5,710,484       $5,989,594
                                                                                   ==========       ==========


     The accompanying notes are an integral part of these balance sheets.

                             THE HARTFORD BUILDING


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                  2000          1999          1998
                                                                --------      --------      --------
REVENUES:
 Rental income                                                  $717,499      $717,499      $717,499
 Interest income                                                     750             0             0
                                                                --------      --------      --------
                                                                 718,249       717,499       717,499
                                                                --------      --------      --------
EXPENSES:
 Depreciation                                                    292,031       292,031       292,031
 Operating costs, net of reimbursements                            8,001         7,582         6,030
 Management and leasing fees                                      29,133        28,968        27,719
 Legal and accounting                                              4,250         3,700         4,500
                                                                --------      --------      --------
                                                                 333,415       332,281       330,280
                                                                --------      --------      --------
NET INCOME                                                      $384,834      $385,218      $387,219
                                                                ========      ========      ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND V, L.P.          $178,574      $178,741      $180,142
                                                                ========      ========      ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND VI, L.P.         $206,260      $206,477      $207,077
                                                                ========      ========      ========


       The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                      Wells Real      Wells Real        Total
                                        Estate          Estate        Partners'
                                     Fund V, L.P.    Fund VI, L.P.     Capital
                                     ------------    -------------    ---------

BALANCE, December 31, 1997            $3,326,759      $3,081,057     $6,407,816

 Net income                              180,142         207,077        387,219
 Distributions                          (318,379)       (365,986)      (684,365)
                                      ----------      ----------     ----------
BALANCE, December 31, 1998             3,188,522       2,922,148      6,110,670

 Net income                              178,741         206,477        385,218
 Distributions                          (416,597)       (480,571)      (897,168)
                                      ----------      ----------     ----------
BALANCE, December 31, 1999             2,950,666       2,648,054      5,598,720

 Net income                              178,574         206,260        384,834
 Distributions                          (433,410)       (500,604)      (934,014)
                                      ----------      ----------     ----------
BALANCE, December 31, 2000            $2,695,830      $2,353,710     $5,049,540
                                      ==========      ==========     ==========


       The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                        2000          1999         1998
                                                                     ---------     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                          $ 384,834     $ 385,218    $ 387,219
                                                                     ---------     ---------    ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                      292,031       292,031      292,031
     Changes in assets and liabilities:
       Accounts receivable                                               6,701         6,703        6,700
       Accounts payable                                                  1,000             0            0
       Due to affiliate                                                271,612       154,261      (42,560)
                                                                     ---------     ---------    ---------
         Total adjustments                                             571,344       452,995      256,171
                                                                     ---------     ---------    ---------
         Net cash provided by operating activities                     956,178       838,213      643,390

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions paid to partners                                       (936,556)     (873,737)    (675,507)
                                                                     ---------     ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    19,622       (35,524)     (32,117)

CASH AND CASH EQUIVALENTS, beginning of year                           177,657       213,181      245,298
                                                                     ---------     ---------    ---------
CASH AND CASH EQUIVALENTS, end of year                               $ 197,279     $ 177,657    $ 213,181
                                                                     =========     =========    =========


       The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business

   The Hartford Building ("Hartford") is a four-story office building located in Southington, Connecticut. The building is owned by Fund V and Fund VI Associates, a joint venture between Wells Real Estate Fund V, L.P. ("Fund V") and Wells Real Estate Fund VI, L.P. ("Fund VI"). Fund V own 46% of Hartford and Fund VI owns 54% of Hartford at December 31, 2000. Allocation of net income and distributions are made in accordance with ownership percentages.

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

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Hartford as of December 31, 2000.

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

2. RENTAL INCOME

   The future minimum rental income due to Hartford under noncancelable operating leases at December 31, 2000 is as follows:

               Year ending December 31:
                2001                                 $  724,200
                2002                                    724,200
                2003                                    724,200
                                                     ----------
                                                     $2,172,600
                                                     ==========

   One tenant contributed 100% of rental income for the year ended December 31, 2000 and represents 100% of the future minimum rental income above.

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

   Hartford incurred management and leasing fees of $29,133, $28,968, and $27,719 for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

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

*10(gg)    Second Amendment to Building lease dated            N/A
           August 15, 1994, between Interglobia Inc. -
           Appleton and Jaakko Poyry Fluor Daniel
           (successor-in-interest to Marathon
           Engineers/Architects/Planners, Inc.)
           (included as Exhibit D-1 to Exhibit 10(k) to Post-Effective Amendment No. 6 to
           Registration Statement of Wells Real
           Estate Fund VI, L.P. and Wells Real
           Estate Fund VI, L.P. File No. 33-55908)

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