Form 10-Q
period 2001-03-31
WELLS REAL ESTATE FUND V L P
filed 2001-05-11
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    March 31, 2001             or
                                 -----------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _________________

Commission file number                       0-21580
                      ----------------------------------------------------

                        WELLS REAL ESTATE FUND V, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Georgia                                      58-1936904
--------------------------------------------------------------------------------
(State of other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification no.)

6200 The Corners Parkway Suite 250,          Norcross, Georgia        30092
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

     Yes   X     No ________
         ----

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)

                                     INDEX


                                                                                                 Page No.
                                                                                                 --------
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets - March 31, 2001 and December 31, 2000                                       3

          Statements of Income for the Three Months Ended March 31, 2001
          and 2000                                                                                    4

          Statement of Partners' Capital for the Year Ended December 31, 2000,
          and the Three Months Ended March 31, 2001                                                   5

          Statements of Cash Flows for the Three Months Ended March 31, 2001
          and 2000                                                                                    6

          Condensed Notes to Financial Statements                                                     7

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                               8

PART II.  OTHER INFORMATION                                                                          15

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS


                                                                     March 31,         December 31,
                                                                        2001               2000
                                                                    -----------        -----------
ASSETS:
  Investment in joint ventures (Note 2)                              $11,517,603        $11,624,708
  Cash and cash equivalents                                               47,387             54,981
  Accounts receivable                                                          0              1,395
  Due from affiliates                                                    262,945            299,976
                                                                     -----------        -----------
          Total assets                                               $11,827,935        $11,981,060
                                                                     -----------        -----------
LIABILITIES AND PARTNERS' CAPITAL
  Liabilities:
     Accounts payable and accrued expenses                           $         0        $     2,000
     Partnership distributions payable                                   274,385            303,406
                                                                     -----------        -----------
          Total liabilities                                              274,385            305,406
                                                                     -----------        -----------
Partners' capital:
  Limited partners
     Class A - 1,566,416 units outstanding                            11,553,550         11,675,654
     Class B - 134,186 units outstanding                                       0                  0
                                                                     -----------        -----------
          Total partners' capital                                     11,553,550         11,675,654
                                                                     -----------        -----------
          Total liabilities and partners' capital                    $11,827,935        $11,981,060
                                                                     ===========        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME


                                                                           Three Months Ended
                                                                    ---------------------------------
                                                                          March 31,         March 31,
                                                                            2001              2000
                                                                    ---------------   ---------------
REVENUES:
 Equity in income of joint ventures (Note 2)                        $       170,841   $       135,743
  Interest income                                                               393               123
                                                                    ---------------   ---------------
                                                                            171,234           135,866
                                                                    ---------------   ---------------

EXPENSES:
  Legal and accounting                                                        9,477            12,782
  Partnership administration                                                  8,677             9,900
  Computer costs                                                                800             3,067
                                                                    ---------------   ---------------
                                                                             18,954            25,749
                                                                    ---------------   ---------------
NET INCOME                                                          $       152,280   $       110,117
                                                                    ===============   ===============

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                    $       152,280   $       110,117
                                                                    ===============   ===============

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                      $             0   $             0
                                                                    ===============   ===============

NET INCOME PER CLASS A LIMITED PARTNER UNIT                         $          0.10   $          0.07
                                                                    ===============   ===============

NET LOSS PER CLASS B LIMITED PARTNER UNIT                           $             0   $             0
                                                                    ===============   ===============
CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                  $          0.18   $          0.15
                                                                    ===============   ===============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                          AND THE THREE MONTHS ENDED

                                MARCH 31, 2001

                                                       Limited Partners
                                      ------------------------------------------------
                                                Class A                   Class B                      Total
                                      --------------------------   -------------------    General     Partners'
                                         Units          Amount       Units     Amount     Partners     Capital
                                      -----------    -----------   ---------  --------   ---------   ------------
BALANCE, December 31, 1999              1,566,416    $12,195,024     134,186  $      0   $       0   $ 12,195,024

      Net income                                0        614,337           0         0           0        614,337
      Partnership distributions                 0     (1,133,707)          0         0           0     (1,133,707)
      Class B conversion elections              0              0           0         0           0              0
                                      -----------    -----------   ---------  --------   ---------   ------------
BALANCE, December 31, 2000              1,566,416     11,675,654     134,186         0           0     11,675,654

      Net income                                0        152,280           0         0           0        152,280
      Partnership distributions                 0       (274,384)          0         0           0       (274,384)
                                      -----------    -----------   ---------  --------   ---------   ------------
BALANCE, March 31, 2001                 1,566,416    $11,553,550     134,186  $      0   $       0   $ 11,553,550
                                      ===========    ===========   =========  ========   =========   ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS


                                                                            Three Months Ended
                                                                   -------------------------------------
                                                                   March 31, 2001       March 31, 2000
                                                                   ----------------     ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                              $ 152,280            $ 110,117
  Adjustments to reconcile net income to net cash used
    in operating activities:
    Equity in income of joint venture                                      (170,841)            (135,743)
  Changes in assets and liabilities:
    Accounts receivable                                                       1,395                    0
    Accounts payable                                                         (2,000)                   0
                                                                   ----------------     ----------------
         Net cash used in operating activities                              (19,166)             (25,626)
                                                                   ----------------     ----------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                                314,977              314,144
  Investment in joint ventures                                                    0                    0
                                                                   ----------------     ----------------
         Net cash provided by investing activities                          314,977              314,144
                                                                   ----------------     ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Partnership distributions paid                                           (303,405)            (304,211)
                                                                   ----------------     ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (7,594)             (15,693)

CASH AND CASH EQUIVALENTS, beginning of year                                 54,981               21,620
                                                                   ----------------     ----------------

CASH AND CASH EQUIVALENTS, end of period                                  $  47,387            $   5,927
                                                                   ================     ================

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund V, L.P. ("the Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P., a Georgia non-public limited partnership, serving as General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial or industrial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Class B limited partners shall have a one-time right to elect to have all of their units treated as Class A units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partner unit has equal voting rights, regardless of class.

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

     The Partnership owns interests in properties through the following joint ventures between the Partnership and other Wells Real Estate Funds: (i) Fund IV and Fund V Associates, a joint venture between the Partnership and Wells Real Estate Fund IV, L.P. (the "Fund IV - Fund V Joint Venture"),
     (ii) Fund V and Fund VI Associates, a joint venture between the Partnership and Wells Real Estate Fund VI, L.P. (the "Fund V - Fund VI Joint Venture"), and (iii) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. (the "Fund V-VI-VII Joint Venture").

     As of March 31, 2001, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a four-story office building located in

     Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture, (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook Property"), which are owned by the Fund IV - Fund V Joint Venture, (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V - Fund VI Joint Venture, (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture, and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

     (b) Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.

2.   INVESTMENT IN JOINT VENTURES

     The Partnership owns interests in five properties through its investment in joint ventures of which four are office building properties and one is a retail property. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of
     Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     As of March 31, 2001, the developed properties of the Partnership were 93% occupied as compared to 94% occupied at March 31, 2000. Gross revenues of the Partnership were $171,234 for the three months ended March 31, 2001, as compared to $135,866 for the three months ended March 31, 2000 primarily due to the increase in equity in income of joint ventures generated by the IBM Jacksonville property. Total expenses decreased for the three months ended March 31, 2001, as compared to the same period in 2000, due to decreases in accounting fees and computer costs. As a result, net income has increased to $152,280 from $110,117, and net cash used in operating activities decreased from $25,626 to $19,166 for the three months ended March 31, 2001, as compared to the same period in 2001.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $.18 per Class A Unit for the three months ended March 31, 2001, as compared to distributions of $.15 per Class A Unit for the three months ended March 31, 2000 due to corresponding increases in net income. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners.

     The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

2.   PROPERTY OPERATIONS

     As of March 31, 2001, the Partnership owned interests in the following operational properties:

               IBM Jacksonville /Fund IV - Fund V Joint Venture

                                                                                Three Months Ended
                                                                         ---------------------------------
                                                                           March 31,           March 31,
                                                                              2001                2000
                                                                         --------------      -------------
Revenues:
 Rental income                                                          $      384,151       $     360,380
                                                                        --------------       -------------
Expenses:
 Depreciation                                                                   80,193              80,193
 Management & leasing expenses                                                  39,768              46,102
 Other operating expenses                                                      133,732             152,976
                                                                        --------------       -------------
                                                                               253,693             279,271
                                                                        --------------       -------------
Net income                                                              $      130,458       $      81,109
                                                                        ==============       =============

Occupied percentage                                                               93.3%               93.5%
                                                                        ==============       =============

Partnership ownership percentage                                                  62.3%               62.3%
                                                                        ==============       =============

Cash distribution to the Partnership                                    $      131,041       $     101,705
                                                                        ==============       =============

Net income allocated to the Partnership                                 $       81,315       $      50,555
                                                                        ==============       =============

Rental income for the IBM Jacksonville Property increased in 2001, as compared to 2000, largely due to a higher rental rates charged to replacement tenants.

Operating expenses decreased in 2001, as compared to 2000, due to non-recurring repairs and maintenance costs related to irrigation work and parking lot lighting repairs incurred during 2000.

Cash distributions increased for 2001 over 2000, due to the corresponding increase in net income.

         The Village Overlook Property/Fund IV - Fund V Joint Venture

                                                                                 Three Months Ended
                                                                          --------------------------------
                                                                            March 31,          March 31,
                                                                               2001              2000
                                                                          -------------      -------------
Revenues:
 Rental income                                                            $     129,369      $     135,151
 Interest income                                                                  2,627              1,131
                                                                          -------------      -------------
                                                                                131,996            136,282
                                                                          -------------      -------------
Expenses:
 Depreciation                                                                    48,599             46,057
 Management & leasing expenses                                                    8,288              9,759
 Other operating expenses                                                        64,116             74,685
                                                                          -------------      -------------
                                                                                121,003            130,501
                                                                          -------------      -------------
Net income                                                                $      10,993      $       5,781
                                                                          =============      =============

Occupied percentage                                                                  73%                82%
                                                                          =============      =============

Partnership ownership percentage                                                   62.3%              62.3%
                                                                          =============      =============

Cash distribution to the Partnership                                      $       1,593      $      22,663
                                                                          =============      =============

Net income allocated to the Partnership                                   $       6,852      $       3,604
                                                                          =============      =============

Rental income and management and leasing expenses decreased in 2001, as compared to 2000, primarily due to a decrease in the occupancy level of the property.

Other operating expenses decreased in 2001, as compared to 2000, due to non-recurring repairs and maintenance costs associated with common floor space incurred during 2000.

Cash distributions decreased for 2001, compared to 2000, as a result of using operating cash flows to fund capital improvements during the first quarter of 2001.

             The Hartford Building/Fund V - Fund VI Joint Venture

                                                                                     Three Months Ended
                                                                              --------------------------------
                                                                                March 31,          March 31,
                                                                                  2001               2000
                                                                              -------------      -------------
Revenues:
 Rental income                                                                $     179,375      $     179,375
 Interest income                                                                      1,654                  0
                                                                              -------------      -------------
                                                                                    181,029            179,375
                                                                              -------------      -------------
Expenses:
 Depreciation                                                                        73,008             73,008
 Management & leasing expenses                                                        7,242              7,242
 Other operating expenses                                                             4,849              4,117
                                                                              -------------      -------------
                                                                                     85,099             84,367
                                                                              -------------      -------------
Net income                                                                    $      95,930      $      95,008
                                                                              =============      =============

Occupied percentage                                                                     100%               100%
                                                                              =============      =============

Partnership ownership percentage                                                       46.4%              46.4%
                                                                              =============      =============

Cash distribution to the Partnership                                          $      79,170      $      78,742
                                                                              =============      =============

Net income allocated to the Partnership                                       $      44,515      $      44,086
                                                                              =============      =============

Rental income, net income, expenses and cash distributions to the Partnership remained relatively stable during the first quarters of 2001 and 2000, due to stable occupancy.

             Stockbridge Village II/Fund V - Fund VI Joint Venture
             -----------------------------------------------------

                                                                                Three Months Ended
                                                                         --------------------------------
                                                                            March 31,          March 31,
                                                                              2001                2000
                                                                          -------------      -------------
Revenues:
 Rental income                                                            $      77,819      $      77,649
                                                                          -------------      -------------
Expenses:
 Depreciation                                                                    26,241             26,241
 Management & leasing expenses                                                    8,850              9,627
 Other operating expenses                                                        13,045             13,400
                                                                          -------------      -------------
                                                                                 48,136             49,268
                                                                          -------------      -------------
Net income                                                                      $29,683            $28,381
                                                                          =============      =============

Occupied percentage                                                                 100%               100%
                                                                          =============      =============

Partnership ownership percentage                                                   46.4%              46.4%
                                                                          =============      =============

Cash distribution to the Partnership                                      $      26,979      $      25,906
                                                                          =============      =============

Net income allocated to the Partnership                                   $      13,774      $      13,170
                                                                          =============      =============

Rental income, net income, expenses and cash distributions to the Partnership remained relatively stable during the first quarters of 2001 and 2000, due to stable occupancy.

               The Marathon Building/Fund V-VI-VII Joint Venture

                                                                                 Three Months Ended
                                                                          --------------------------------
                                                                            March 31,          March 31,
                                                                               2001               2000
                                                                          -------------      -------------
Revenues:
 Rental income                                                            $     242,763      $     242,763
 Interest income                                                                  4,056                  0
                                                                          -------------      -------------
                                                                                246,819            242,763
                                                                          -------------      -------------
Expenses:
 Depreciation                                                                    87,646             87,646
 Management & leasing expenses                                                    2,361              2,361
 Other operating expenses                                                         8,688              4,966
                                                                          -------------      -------------
                                                                                 98,695             94,973
                                                                          -------------      -------------
Net income                                                                $     148,124      $     147,790
                                                                          =============      =============

Occupied percentage                                                                 100%               100%
                                                                          =============      =============

Partnership ownership percentage                                                   16.5%              16.5%
                                                                          =============      =============

Cash distribution to the Partnership                                      $      39,161      $      39,106
                                                                          =============      =============

Net income allocated to the Partnership                                   $      24,381      $      24,326
                                                                          =============      =============

Total revenue increased in 2001, as compared to 2000, due to interest income generated from earnings on short-term investments.

Other operating expenses increased in 2001, as compared to 2000, due to increased accounting fees and administration expenses related to preparing property condition reports for the first time in order to plan for future capital repairs.

                          PART II - OTHER INFORMATION


ITEM 6 (b.)  No reports on Form 8-K were filed during the first quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WELLS REAL ESTATE FUND V, L.P.
                         (Registrant)
Dated: May 11, 2001  By: /s/ Leo F. Wells, III
                         --------------------------------------------------
                         Leo F. Wells, III, as Individual
                         General Partner and as President,
                         Sole Director and Chief Financial
                         Officer of Wells Capital, Inc., the
                         General Partner of Wells Partners, L.P.