Form 10-Q
period 2001-06-30
WELLS REAL ESTATE FUND V L P
filed 2001-08-10
CIK 869713

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended           June 30, 2001       or
                                ---------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                                -------------------      ----------------------

Commission file number                         0-21580
                         ------------------------------------------------------

                        WELLS REAL ESTATE FUND V, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                    58-1936904
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


   6200 The Corners Parkway, Suite 250,
          Norcross, Georgia                                30092
-------------------------------------------    --------------------------------
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code         (770) 449-7800
                                                    ---------------------------


--------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                         if changed since last report)

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

                                   FORM 10-Q

                         Wells Real Estate Fund V, L.P.

                     (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets--June 30, 2001 and December 31, 2000                                            3

         Statements of Income for the Three and Six Months Ended June 30, 2001
          and 2000                                                                                      4

         Statements of Partners' Capital for the Year Ended December 31, 2000 and the Six
          Months Ended June 30, 2001                                                                    5

         Statements of Cash Flows for the Six Months Ended June 30, 2001
          and 2000                                                                                      6

         Condensed Notes to Financial Statements                                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                 9

PART II.  OTHER INFORMATION                                                                            11

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                                                                             June 30,       December 31,
                                                                               2001             2000
                                                                           -----------       -----------
ASSETS:
 Investment in joint ventures (Note 2)                                     $11,392,543       $11,624,708
 Cash and cash equivalents                                                      24,378            54,981
 Accounts receivable                                                                 0             1,395
 Due from affiliates                                                           283,881           299,976
                                                                           -----------       -----------
                    Total assets                                           $11,700,802       $11,981,060
                                                                           ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL
 Liabilities:
  Accounts payable and accrued expenses                                    $         0       $     2,000
  Partnership distributions payable                                            274,113           303,406
                                                                           -----------       -----------
          Total liabilities                                                    274,113           305,406
                                                                           -----------       -----------
 Partners' capital:
  Limited partners:
     Class A - 1,566,416 units outstanding                                  11,426,689        11,675,654
     Class B - 134,186 units outstanding                                             0                 0
                                                                           -----------       -----------
          Total partners' capital                                           11,426,689        11,675,654
                                                                           -----------       -----------
          Total liabilities and partners' capital                          $11,700,802       $11,981,060
                                                                           ===========       ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME



                                                         Three Months Ended           Six Months Ended
                                                      -----------------------      ---------------------
                                                         June 30,    June 30,       June 30,     June 30,
                                                           2001        2000           2001         2000
                                                      -----------    --------       --------     --------
REVENUES:
 Equity in income of joint ventures (Note 2)            $173,821      $181,660      $344,662      $317,403
 Interest income                                               0            66           393           189
                                                        --------      --------      --------      --------
                                                         173,821       181,726       345,055       317,592
                                                        --------      --------      --------      --------

EXPENSES:
 Legal and accounting                                      2,500         2,743        11,150        15,525
 Computer costs                                            4,708         3,426         5,507         6,493
 Partnership administration                               19,362        17,480        28,866        27,380
                                                        --------      --------      --------      --------
                                                          26,570        23,649        45,523        49,398
                                                        --------      --------      --------      --------
NET INCOME:                                             $147,251      $158,077      $299,532      $268,194
                                                        ========      ========      ========      ========
NET INCOME ALLOCATED TO CLASS A
 LIMITED PARTNERS                                       $147,251      $158,077      $299,532      $268,194
                                                        ========      ========      ========      ========

NET LOSS ALLOCATED TO CLASS B
 LIMITED PARTNERS                                       $      0      $      0      $      0      $      0
                                                        ========      ========      ========      ========

NET INCOME PER CLASS A LIMITED
 PARTNER UNIT                                           $   0.09      $   0.10      $   0.19      $   0.17
                                                        ========      ========      ========      ========

NET LOSS PER CLASS B LIMITED
 PARTNER UNIT                                           $      0      $      0      $      0      $      0
                                                        ========      ========      ========      ========

CASH DISTRIBUTION PER CLASS A
 LIMITED PARTNER UNIT                                   $   0.18      $   0.19      $   0.35      $   0.34
                                                        ========      ========      ========      ========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                     AND THE SIX MONTHS ENDED JUNE 30, 2001



                                                    Limited Partners
                                  -----------------------------------------------------
                                         Class A                        Class B                                 Total
                                 --------------------------       ---------------------        General         Partners'
                                   Units           Amount          Units       Amount          Partners         Capital
                                 ---------      -----------       -------    ----------       ----------      -----------
BALANCE, December 31, 1999       1,566,416      $12,195,024       134,186          $  0             $  0      $12,195,024

Net income                               0          614,337             0             0                0          614,337
Partnership distributions                0       (1,133,707)            0             0                0       (1,133,707)
                                 ---------      -----------       -------    ----------      -----------      -----------
BALANCE, December 31, 2000       1,566,416       11,675,654       134,186             0                0       11,675,654

Net income                               0          299,532             0             0                0          299,532
Partnership distributions                0         (548,497)            0             0                0         (548,497)
                                 ---------      -----------       -------    ----------      -----------      -----------

BALANCE, June 30, 2001           1,566,416      $11,426,689       134,186          $  0             $  0      $11,426,689
                                 =========      ===========       =======    ==========       ==========      ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                 Six Months Ended
                                                                         --------------------------------
                                                                         June 30, 2001      June 30, 2000
                                                                         -------------      -------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                                                $ 299,532          $ 268,194
 Adjustments to reconcile net income to net cash used in operating activities:
         Equity in income of joint venture                                  (344,662)          (317,403)
         Changes in assets and liabilities:
           Decrease in accounts receivable                                     1,395                  0
           Decrease in accounts payable                                       (2,000)                 0
                                                                           ---------          ---------
                Net cash used in operating activities                        (45,735)           (49,209)
                                                                           ---------          ---------

CASH FLOW FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                                  592,922            597,265
                                                                           ---------          ---------

CASH FLOW FROM FINANCING ACTIVITIES:
 Partnership distributions paid                                             (577,790)          (546,706)
                                                                           ---------          ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (30,603)             1,350

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  54,981             21,620
                                                                           ---------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  24,378          $  22,970
                                                                           =========          =========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P

                     (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2001


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

   As of June 30, 2001, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - Fund V Joint Venture, (ii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook Property"), which are owned by the Fund IV - Fund V Joint Venture, (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building"), which is owned by the Fund V - Fund VI Joint Venture, (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture, and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

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

   SUMMARY OF OPERATIONS

   The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of June 30, 2001 and 2000, respectively.

                                                                                                        Partnership's Share
                                                 Total Revenues                  Net Income                of Net Income
                                             -------------------------      ----------------------      ---------------------
                                                Three Months Ended            Three Months Ended          Three Months Ended
                                             -------------------------      ----------------------      ----------------------
                                              June 30,       June 30,       June 30,      June 30,      June 30,      June 30,
                                                2001           2000           2001          2000          2001          2000
                                             ----------     ----------      --------      --------      --------      --------
Fund IV - Fund V Joint Venture               $  534,778     $  509,851      $142,137      $157,799      $ 88,599      $ 98,361
Fund V - Fund VI Joint Venture                  259,906        257,231       130,371       127,619        60,496        59,219
Fund V-VI-VII Joint Venture                     244,677        242,763       150,221       146,292        24,726        24,080
                                             ----------     ----------      --------      --------      --------      --------
                                             $1,039,361     $1,009,845      $422,729      $431,710      $173,821      $181,660
                                             ==========     ==========      ========      ========      ========      ========

                                                                                                        Partnership's Share
                                                 Total Revenues                  Net Income                of Net Income
                                             -------------------------      ----------------------      ---------------------
                                                 Six Months Ended             Six Months Ended            Six Months Ended
                                             -------------------------      ----------------------      ----------------------
                                              June 30,       June 30,       June 30,      June 30,      June 30,      June 30,
                                                2001           2000           2001          2000          2001          2000
                                             ----------     ----------      --------      --------      --------      --------
Fund IV - Fund V Joint Venture               $1,050,924     $1,006,512      $283,589      $244,688      $176,770      $152,522
Fund V - Fund VI Joint Venture                  518,754        514,254       255,984       251,008       118,784       116,475
Fund V-VI-VII Joint Venture                     491,525        485,525       298,345       294,082        49,108        48,406
                                             ----------     ----------      --------      --------      --------      --------
                                             $2,061,203     $2,006,291      $837,918      $789,778      $344,662      $317,403
                                             ==========     ==========      ========      ========      ========      ========

  SUMMARY OF OPERATIONS

  The following information summarizes the operations of the property, which is owned by one of the above joint ventures and is significant to the Partnership, for the quarters ended June 30, 2001 and June 30, 2000, respectively. Audited financial statements of this property is included in the Partnership's Annual Report on Form 10-K filed for the year ended December 31, 2000:

                                                                                                        Partnership's Share
                                                 Total Revenues                  Net Income                of Net Income
                                             -------------------------      ----------------------      ---------------------
                                                Three Months Ended            Three Months Ended          Three Months Ended
                                             -------------------------      ----------------------      ----------------------
                                              June 30,       June 30,       June 30,      June 30,      June 30,      June 30,
                                                2001           2000           2001          2000          2001          2000
                                             ----------     ----------      --------      --------      --------      --------
The Hartford Building                        $ 181,627      $179,375        $ 98,258      $ 94,238      $ 45,595      $ 43,729
                                             =========      ========        ========      ========      ========      ========


                                                                                                        Partnership's Share
                                                 Total Revenues                  Net Income                of Net Income
                                             -------------------------      ----------------------      ---------------------
                                                 Six Months Ended             Six Months Ended             Six Months Ended
                                             -------------------------      ----------------------      ----------------------
                                              June 30,       June 30,       June 30,      June 30,      June 30,      June 30,
                                                2001           2000           2001          2000          2001          2000
                                             ----------     ----------      --------      --------      --------      --------
The Hartford Building                        $362,656       $358,656        $194,188      $189,245      $ 90,109      $ 87,815
                                             =========      ========        ========      ========      ========      ========


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

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   General

   As of June 30, 2001 and June 30, 2000, the properties owned by the Partnership were 94% occupied. Gross revenues were $345,055 for the six months ended June 30, 2001, as compared to $317,592 for the six months ended June 30, 2000 due to increased equity in income of joint ventures, primarily at the Fund IV- Fund V Joint Venture as a result of major repairs at IBM Jacksonville during the first and second quarters of 2000. Equity in income from the Fund IV -Fund V Joint Venture decreased for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, primarily due to decreased common area maintenance reimbursements in 2001. Expenses of the Partnership decreased to $45,523 for the six months ended June 30, 2001, from $49,398 for the six months ended June 30, 2000, primarily due to decreased accounting and legal expenses. As a result of increased revenue, net income increased to $299,532 from $268,194 for the six months ended June 30, 2001 and 2000 respectively.

   Net cash used in operating activities decreased to $45,735 for the six months ended June 30, 2001 from $49,209 for the same period in 2000, due to the decreased accounting and legal expenses. Partnership distributions paid increased to $577,790 in 2001, as compared to $546,706 in 2000. These changes produced cash and cash equivalents of $24,378 and $22,970 at June 30, 2001, and 2000, respectively.

   The Partnership declared cash distributions to the Limited Partners holding Class A Units of $.35 per Class A Unit for the six months ended June 30, 2001, as compared to cash distributions of $.34 per Class A Unit for the six months ended June 30, 2000. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners.

   The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

                          PART II - OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the second quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELLS REAL ESTATE FUND V, L.P.
                                    (Registrant)
Dated: August 10, 2001       By:    /s/ Leo F. Wells, III
                                    ----------------------------------
                                    Leo F. Wells, III, as Individual
                                    General Partner and as President,
                                    Sole Director and Chief Financial
                                    Officer of Wells Capital, Inc., the
                                    General Partner of Wells Partners, L.P.