Form 10-Q
period 2001-09-30
WELLS REAL ESTATE FUND V L P
filed 2001-11-14
CIK 869713

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended        September 30, 2001      or
                                ------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _________________to__________________

Commission file number                     0-21580
                       ------------------------------------------------

                        WELLS REAL ESTATE FUND V, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Georgia                           58-1936904
-------------------------------------  --------------------------------------
   (State of other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

 6200 The Corners Parkway, Suite 250, Norcross, GA              30092
---------------------------------------------------        ----------------
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
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

     Yes   X    No____
         -----

                                   Form 10-Q

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)

                                     INDEX

                                                                                           Page No.
                                                                                           --------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets - September 30, 2001 and December 31, 2000                              3

         Statements of Income for the Three Months and Nine Months Ended
          September 30, 2001 and 2000                                                           4

         Statements of Partners' Capital for the Year Ended December 31, 2000
          and the Nine Months Ended September 30, 2001                                          5

         Statements of Cash Flows for the Nine Months Ended
          September 30, 2001 and 2000                                                           6

         Condensed Notes to Financial Statements                                                7

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                            9

PART II. OTHER INFORMATION                                                                     11

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS


                                                                          September 30,     December 31,
                                                                               2001              2000
                                                                           -----------       -----------
ASSETS:
 Investment in joint ventures (Note 2)                                     $11,245,193       $11,624,708
 Cash and cash equivalents                                                      34,704            54,981
 Accounts receivable                                                                 0             1,395
 Due from affiliates                                                           314,135           299,976
                                                                           -----------       -----------
          Total assets                                                     $11,594,032       $11,981,060
                                                                           -----------       -----------
LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
  Accounts payable and accrued expenses                                    $         0       $     2,000
  Partnership distributions payable                                            303,492           303,406
                                                                           -----------       -----------
          Total liabilities                                                    303,492           305,406
                                                                           -----------       -----------
 Partners' capital:
  Limited partners:
     Class A - 1,566,416 units outstanding                                  11,290,540        11,675,654
     Class B - 134,186 units outstanding                                             0                 0
                                                                           -----------       -----------
          Total partners' capital                                           11,290,540        11,675,654
                                                                           -----------       -----------
          Total liabilities and partners' capital                          $11,594,032       $11,981,060
                                                                           ===========       ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME


                                                          Three Months Ended            Nine Months Ended
                                                     ----------------------------  ----------------------------
                                                     September 30,  September 30,  September 30,  September 30,
                                                         2001           2000           2001          2000
                                                     -------------  -------------  -------------  -------------
REVENUES:
 Equity in income of joint ventures (Note 2)          $181,786        $171,653       $ 526,448     $  489,056
 Interest income                                         1,120           4,408           1,513          4,597
                                                      --------        --------       ---------     ----------
                                                       182,906         176,061         527,961        493,653
                                                      --------        --------       ---------     ----------
EXPENSES:
 Legal and accounting                                    1,225             300          12,375         15,825
 Computer costs                                          2,997           2,354           8,504          8,847
 Partnership administration                             11,341           7,370          40,207         34,750
                                                      --------        --------       ---------     ----------
                                                        15,563          10,024          61,086         59,422
                                                      --------        --------       ---------     ----------
NET INCOME                                            $167,343        $166,037       $ 466,875     $  434,231
                                                      ========        ========       =========     ==========
NET INCOME ALLOCATED TO CLASS A
 LIMITED PARTNERS                                     $167,343        $166,037       $ 466,875     $  434,231
                                                      ========        ========       =========     ==========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS        $      0        $      0       $       0     $        0
                                                      ========        ========       =========     ==========

NET INCOME PER CLASS A LIMITED PARTNER UNIT           $   0.11        $   0.11       $    0.30      $    0.28
                                                      ========        ========       =========     ==========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT    $   0.19        $   0.19       $    0.54     $     0.53
                                                      ========        ========       =========     ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                      Limited Partners                               Total
                                  -----------------------------------------------------------
                                           Class A                         Class B                  Partners'
                                  ----------------------------      -------------------------
                                     Units           Amount            Units         Amount          Capital
                                   ---------       -----------       ---------   ------------   --------------
BALANCE, December 31, 1999         1,566,416       $12,195,024         134,186             $0      $12,195,024

Net income                                 0           614,337               0              0          614,337
Partnership distributions                  0        (1,133,707)              0              0       (1,133,707)
                                   ---------       -----------       ---------   ------------   --------------
BALANCE, December 31, 2000         1,566,416        11,675,654         134,186              0       11,675,654

Net income                                 0           466,875               0              0          466,875
Partnership distributions                  0          (851,989)              0              0         (851,989)
                                   ---------       -----------       ---------   ------------   --------------
BALANCE, September 30, 2001        1,566,416       $11,290,540         134,186             $0      $11,290,540
                                   =========       ===========       =========   ============   ==============


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND V, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS


                                                                               Nine Months Ended
                                                                    -----------------------------------
                                                                     September 30,       September 30,
                                                                         2001                2000
                                                                    --------------      ---------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                                              $ 466,875            $ 434,231
 Adjustments to reconcile net income to net cash used in operating activities:
         Equity in income of joint venture                                (526,448)            (489,056)
         Changes in assets and liabilities:
               Decrease in accounts receivable                               1,395                    0
               Decrease in accounts payable                                 (2,000)                   0
                                                                    --------------         ------------
                 Net cash used in operating activities                     (60,178)             (54,825)
                                                                    --------------         ------------
CASH FLOW FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                                891,804              938,556
                                                                    --------------         ------------
CASH FLOW FROM FINANCING ACTIVITIES:
 Partnership distributions paid                                           (851,903)            (840,414)
                                                                    --------------         ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (20,277)              43,317

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                54,981               21,620
                                                                    --------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  34,704            $  64,937
                                                                    ==============         ============

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND V, L.P

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund V, L.P. ("the Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P., a Georgia non-public limited partnership, serving as General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial or industrial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Class B limited partners shall have a one-time right to elect to have all of their units treated as Class A units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partner unit has equal voting rights, regardless of class.

   On March 6, 1992, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on April 27, 1992. The offering was terminated on March 3, 1993, at which time the Partnership had sold 1,520,967 Class A Units and 179,635 Class B Units, representing total contributions of $17,006,020.

   The Partnership owns interests in properties through the following joint ventures between the Partnership and other Wells Real Estate Funds: (i) Fund IV and Fund V Associates, a joint venture between the Partnership and Wells Real Estate Fund IV, L.P. (the "Fund IV - V Joint Venture"), (ii) Fund V and Fund VI Associates, a joint venture between the Partnership and Wells Real Estate Fund VI, L.P. (the "Fund V - VI Joint Venture"), and (iii) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. (the "Fund V-VI-VII Joint Venture").

   As of September 30, 2001, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - V Joint Venture, (ii) two substantially identical two-story office buildings located in Clayton County, Georgia ("Village Overlook"), which are owned by the Fund IV - V Joint Venture, (iii) a four-story office building located in metropolitan Hartford, Connecticut ("Hartford Building"), which is owned by the Fund V - VI Joint Venture, (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V - VI Joint Venture, and (v) a three-story office building located in Appleton, Wisconsin ("Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

   (b) Basis of Presentation

   The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature and necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.


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

   SUMMARY OF OPERATIONS

   The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of September 30, 2001 and 2000, respectively.

                                                                                                 Partnership's Share of Net
                                         Total Revenues                  Net Income                        Income
                                  ----------------------------------------------------------------------------------------------
                                       Three Months Ended            Three Months Ended              Three Months Ended
                                  ----------------------------------------------------------------------------------------------
                                      September 30,  September 30,  September 30,  September 30,   September 30,   September 30,
                                           2001        2000             2001           2000              2001             2000
                                  ----------------------------------------------------------------------------------------------
   Fund IV - V
    Joint Venture                    $  540,110       $499,553       $159,454       $136,301          $ 99,392         $ 84,962
   Fund V - VI
    Joint Venture                       258,309        257,367        124,098        133,899            57,585           62,133
   Fund V-VI-VII
    Joint Venture                       244,189        242,763        150,721        149,201            24,809           24,558
                                  ----------------------------------------------------------------------------------------------
                                     $1,042,608       $999,683       $434,273       $419,401          $181,786         $171,653
                                  ==============================================================================================

                                                                                                 Partnership's Share of Net
                                      Total Revenues                    Net Income                       Income
                                  ----------------------------------------------------------------------------------------------
                                    Nine Months Ended                Nine Months Ended                Nine Months Ended
                                  ----------------------------------------------------------------------------------------------
                                   September 30,  September 30,  September 30,  September 30,   September 30,     September 30,
                                       2001           2000           2001           2000              2001             2000
                                  ----------------------------------------------------------------------------------------------
Fund IV - V
 Joint Venture                       $1,591,035     $1,506,065     $  443,042     $  380,989          $276,163         $237,483
Fund V - VI
 Joint Venture                          777,063        771,621        380,082        384,908           176,369          178,609
Fund V-VI-VII
 Joint Venture                          735,685        728,288        449,066        443,283            73,916           72,964
                                  ----------------------------------------------------------------------------------------------
                                     $3,103,783     $3,005,974     $1,272,190     $1,209,180          $526,448         $489,056
                                  ==============================================================================================

  SUMMARY OF OPERATIONS

  The following information summarizes the operations of the property, which is owned by one of the above joint ventures and is significant to the Partnership, for the three and nine months ended September 30, 2001 and September 30, 2000, respectively. Audited financial statements of this property are included in the Partnership's Annual Report on Form 10-K filed for the year ended December 31, 2000:

                                                                                                    Partnership's Share of Net
                                           Total Revenues                  Net Income                         Income
                                     --------------------------------------------------------------------------------------------
                                         Three Months Ended            Three Months Ended              Three Months Ended
                                     --------------------------------------------------------------------------------------------
                                     September 30,  September 30,  September 30,  September 30,   September 30,     September 30,
                                         2001           2000           2001           2000            2001              2000
                                     --------------------------------------------------------------------------------------------
Hartford Building                     $180,742       $179,375       $ 92,369       $100,554          $ 42,862         $ 46,660
                                     ============================================================================================

                                                                                                   Partnership's Share of Net
                                          Total Revenues                  Net Income                         Income
                                     --------------------------------------------------------------------------------------------
                                        Nine Months Ended               Nine Months Ended                Nine Months Ended
                                     --------------------------------------------------------------------------------------------
                                     September 30,  September 30,  September 30,  September 30,   September 30,     September 30,
                                         2001           2000           2001           2000            2001              2000
                                     --------------------------------------------------------------------------------------------
Hartford Building                     $543,398       $538,124       $286,557       $289,799          $132,971         $134,475
                                     ============================================================================================


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

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   General

   As of September 30, 2001, the properties owned by the Partnership were 94.3% occupied as compared to 93.9% for September 30, 2000, primarily due to increased occupancy at Village Overlook. Gross revenues were $527,961 for the nine months ended September 30, 2001, as compared to $493,653 for the nine months ended September 30, 2000 due to increased equity in income of joint ventures, primarily at the Fund IV - V Joint Venture as a result of major repairs at IBM Jacksonville during the first and second quarters of 2000 and overall increased rent at Village Overlook and IBM Jacksonville. Expenses of the Partnership increased to $61,086 for the nine months ended September 30, 2001 from $59,422 for the nine months ended September 30, 2000, primarily due to increased administrative salary expenses. As a result of increased revenue, net income increased to $466,875 from $434,231 for the nine months ended September 30, 2001 and 2000, respectively.

   Net cash used in operating activities increased to $60,178 for the nine months ended September 30, 2001 from $54,825 for the same period in 2000, due to increased administrative salary expenses. Cash from investing activities decreased to $891,804 for the nine months ended September 30, 2001 from $938,556 for the same period in 2000, due to increased construction, tenant improvements, and leasing commissions for new tenants in 2001. Partnership distributions paid increased to $851,903 in 2001, as compared to $840,414 in 2000. These changes resulted in overall decreases in cash and cash equivalents of $34,704 and $64,937 through September 30, 2001, and 2000 year-to-date, respectively.

   The Partnership declared cash distributions to the Limited Partners holding Class A Units of $0.54 per Class A Unit for the nine months ended September 30, 2001 as compared to cash distributions of $0.53 per Class A Unit for the nine months ended September 30, 2000. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners.

   The Partnership's distributions payable through the third quarter of 2001 have been paid from net cash from operations and from distributions received from its investments in joint ventures. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

                          PART II - OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the third quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WELLS REAL ESTATE FUND V, L.P.
                                     (Registrant)
Dated: November 9, 2001         By:  /s/ Leo F. Wells, III
                                     -------------------------
                                     Leo F. Wells, III, as Individual
                                     General Partner and as President,
                                     Sole Director and Chief Financial
                                     Officer of Wells Capital, Inc., the
                                     General Partner of Wells Partners, L.P.