Form 10-K
period 2001-12-31
WELLS REAL ESTATE FUND V L P
filed 2002-03-26
CIK 869713

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                December 31, 2001                  or
                         ---------------------------------------------------
[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from_________________to____________________________
Commission file number              0-21580
                      -------------------------------------------------------

                             WELLS REAL ESTATE FUND V, L. P.
------------------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             Georgia                                                  58-1936904
----------------------------------------              ------------------------------------
   (State or other jurisdiction of                                (I.R.S. Employer
    incorporation or organization)                              Identification Number)

6200 The Corners Parkway, Suite 250
   Norcross, Georgia                                                  30092
----------------------------------------              ------------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code            (70) 449-7800 Securities
                                                      ------------------------------------
Securities registered pursuant to Section 12 (b) of the Act:

        Title of each class                           Name of exchange on which registered
----------------------------------------              ------------------------------------
               NONE                                                    NONE
----------------------------------------              ------------------------------------

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

Yes     X       No ___
       ---

Aggregate market value of the voting
   stock held by non-affiliates:              Not Applicable
                                --------------------------------------------

                                     PART I

ITEM 1.       BUSINESS

GENERAL

Wells Real Estate Fund V, L.P. ("the Partnership") is a Georgia public limited partnership with Leo F.Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia non-public limited partnership, serving as General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial or industrial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Class B limited partners have a one-time right to elect to have all of their units treated as Class A Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partner unit has equal voting rights, regardless of class.

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

As of December 31, 2001, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville Building") and (ii) two substantially identical two-story office buildings located in Clayton County, Georgia ("Village Overlook Property"), both of which are owned by the Fund IV -V Joint Venture, (iii) a four-story office building located in metropolitan Hartford, Connecticut (the "Hartford Building") and,
(iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), both of which are owned by the Fund V -VI Joint Venture, and (v) a three-story office building located in Appleton, Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

EMPLOYEES

The Partnership has no direct employees. The employees of Wells Capital, Inc. and Wells Management Company, Inc. perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 2001.

INSURANCE

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned by the Partnership through its investments in joint ventures. In the opinion of management of the registrant, all such properties are adequately insured.

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

ITEM 2.  PROPERTIES

The Partnership owns interests in five properties through its investments in joint ventures, of which four are office buildings and one is a retail building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. As of December 31, 2001, these properties were 96% occupied as compared to 93% at December 31, 2000 and 91% at December 31, 1999.

The following table shows lease expirations during each of the next ten years for all leases at properties which the Partnership owned an interest through investments in joint ventures as of December 31, 2001, assuming no exercise of renewal options or termination rights:

                                                                      Partnerships      Percentage
                                                                        Share of         of Total     Percentage
  Year of           Number of          Square        Annualized        Annualized         Square       of Total
   Lease             Leases             Feet         Gross Base        Gross Base          Feet       Annualized
 Expiration         Expiring          Expiring        Rent(1)           Rent(1)         Expiring      Base Rent
-----------------------------------------------------------------------------------------------------------------
 2002                      3            16,011         $560,770          $346,843           6.2%          17.5%
 2003(2)                   6           126,432          836,985           396,427          48.8           26.1
 2004                      5            16,459          368,347           208,655           6.4           11.5
 2005                      5            13,367          269,256           167,827           5.2            8.4
 2006(3)                   4            86,610        1,177,165           274,154          33.4           36.5
 2007
 -----------------------------------------------------------------------------------------------------------------
                          23           258,879       $3,212,523        $1,393,906         100.0%         100.0%

            (1) Average monthly gross rent over the life of the lease, annualized.
            (2) Expiration of the IBM Lease with 68,100 square feet at the IBM Jacksonville Building and the Hartford Fire Insurance Company Lease with 71,000 square feet at the Hartford Building.
            (3) Expiration of the Marathon Lease with 76,000 square feet at the Marathon Building.

The following describes the properties in which the Partnership owns an interest as of December 31, 2001:

              FUND IV - V JOINT VENTURE

              On April 14, 1992, the Partnership and Wells Real Estate Fund IV, L.P. ("Wells Fund IV"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund IV and Fund V Associates (the "Fund IV -V Joint Venture"). The investment objectives of Wells Fund IV are substantially identical to those of the Partnership. As of December 31, 2001, Wells Fund IV had contributed approximately $4,837,041 to the Fund IV - V Joint Venture, and the Partnership had contributed approximately $8,032,509. The Partnership holds on approximate 62% equity interest, and Wells Fund IV holds an approximate 38% equity interest in the Fund IV- V Joint Venture.

              The Partnership owns interests in the following two properties through the Fund IV -V Joint Venture:

              IBM JACKSONVILLE BUILDING

              On June 8, 1992, the Fund IV- V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida at a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet (the "IBM Jacksonville Building"). As of December 31, 2001, the Partnership contributed $5,000,116 and Wells Fund IV contributed $3,479,750 to the Fund IV- V Joint Venture to fund the acquisition and development of the IBM Jacksonville Building.

              The IBM Jacksonville Building is leased primarily by International Business Machines Corporation ("IBM"), a computer sales and service corporation, and Customized Transportation, Inc. ("CTI"), a division of the CSX Railroad. The initial term of the IBM lease for 68,100 square feet is 9 years and 11 months and commenced upon completion of the building in June 1993, with an option to extend the initial lease for two consecutive five-year periods. The annual base rent payable under the IBM lease during the initial term is $1,122,478. IBM is also required to pay additional rent equal to its share of operating expenses during the lease term.

              The term of the CTI lease for 23,869 square feet was 8 years and commenced in March, 1994. The original CTI lease expired on February 28, 2001 and, was extended through March 31, 2002 at an annual base rent of $501,249.

              The occupancy rates at year end for the IBM Jacksonville Building were 93% for 2001 and 2000 and 94% for 1999. The average effective annual rental per square foot at the Jacksonville Building was $17.49 in 2001, $16.46 in 2000, $16.80 in 1999,
              $16.69 in 1998 and $16.71 for 1997.

              VILLAGE OVERLOOK PROPERTY (FORMERLY THE MEDICAL CENTER PROPERTY)

              On September 14, 1992, the Fund IV- V Joint Venture acquired
              2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the "Village Overlook Property"). As of December 31, 2001, the Partnership had contributed $3,032,393 and Wells Fund IV had contributed $1,357,291 to the Fund IV- V Joint Venture for the acquisition and development of the Village Overlook Property.

              The occupancy rate for the Village Overlook Property at the end of the year was 94% for 2001, 78% for 2000 and 62% for 1999. The average effective annual rental per square foot was $16.51 for 2001, $15.90 for 2000, $12.75 for 1999, $13.46 for 1998 and
              $10.93 for 1997.

              FUND V - VI JOINT VENTURE

              On December 27, 1993, The Partnership and Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement (the Fund V - VI Joint Venture). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. As of December 31, 2001, the Partnership had contributed approximately $4,544,601 and Wells Fund VI had contributed approximately $5,329,541 to the Fund V - VI Joint Venture. The Partnership currently holds an approximately 46% equity interest and Wells Fund VI holds an approximately 54% equity interest in the Fund V -VI Joint Venture. The Partnership owns interests in the following two properties through the Fund V -VI Joint Venture:

              THE HARTFORD BUILDING

              On December 29, 1993, the Fund V -VI Joint Venture purchased the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet, from Hartford Accident and Indemnity Company for a purchase price $6,900,000. The Hartford Building is located on 5.56 acres of land in Southington, Hartford County, Connecticut. The funds used by the Fund V - VI Joint Venture to acquire the Hartford Building were derived from capital contributions made by the Partnership and Wells Fund VI totaling $3,508,797 and $3,432,707, respectively, for total capital contributions to the Fund V -VI Joint Venture of $6,941,504.

              The entire building is leased to Hartford Fire Insurance Company ("Hartford") for a period of nine years and eleven months commencing December 29, 1993. The annual base rent during the initial term is $458,400 for the first three months, and $724,200 commencing April 1, 1994 and continuing through the expiration of the initial term of the lease. Hartford also has the option to extend the initial term of the lease for two consecutive five year periods. Under the terms of its lease, Hartford is responsible for property taxes, operating expenses, general repair and maintenance work and a pro rata share of capital expenditures based upon the number of years remaining in the lease.

              The occupancy rate for the Hartford Building at year-end was 100% for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. The average effective annual rental per square foot was $10.11 for 2001, 2000, 1999, 1998 and 1997.

              STOCKBRIDGE VILLAGE II

              On November 12, 1993, the Partnership purchased 2.46 acres of real property located in Clayton County, Georgia for $1,022,634. On July 1, 1994, the Partnership contributed the property as a capital contribution to the Fund V -VI Joint Venture. The total construction cost of Stockbridge Village II was approximately $2,933,000. As of December 31, 2001, the Partnership had contributed $1,035,804 and Wells Fund VI had contributed $1,896,834 to the Fund V -VI Joint Venture for the acquisition and development of Stockbridge Village II.

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

              The occupancy rate for Stockbridge Village II at year-end was 100% for 2001, 2000 and 1999 and 72% for 1998 and 1997. The
              average effective annual rental per square foot at Stockbridge Village II was $17.23 for 2001, $19.70 for 2000, $19.66 for 1999,
              $14.90 for 1998 and $14.88 for 1997.

              FUND V - VI - VII JOINT VENTURE

              On September 8, 1994, the Partnership, Wells Fund VI and Wells Real Estate Fund VII, L. P. ("Wells Fund VII"), Georgia public limited partnerships affiliated with the Partnership through common general partners, entered into a joint venture agreement (the Fund V-VI-VII Joint Venture). The Partnership holds an approximate 16% equity interest in the following property through the Fund V-VI-VII Joint Venture:

              MARATHON BUILDING

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

              The entire Marathon Building is leased to Jaakko Poyry Fluor Daniel for a period of approximately twelve years expiring December 31, 2006, with options to extend the lease for two additional five-year periods. The annual base rent payable under the lease is $910,000. The lease agreement is a net lease in that the tenant is primarily responsible for the operating expenses, including real estate taxes.

              The occupancy rate for the Marathon Building at year end was 100% for 2001, 2000, 1999, 1998 and 1997. The average effective annual rental per square foot was $12.78 for 2001, 2000, 1999 and 1998 and $12.74 for 1997.

Because of the requirement for fiduciaries of retirement plans subject to ERISA to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the Partnership Agreement to report estimated Unit values to the Limited Partners each year in the Partnership's annual Form 10-K. The methodology to be utilized for determining such estimated Unit values under the Partnership Agreement is for the General Partners to estimate the amount a Unit holder would receive if the Partnership's properties were sold at their estimated fair market values as of the end of the Partnership's fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the Limited Partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated Unit valuations, based upon their estimates of property values as of December 31, 2001, to be approximately $8.66 per Class A Unit and $8.66 per Class B Unit, based upon market conditions existing in early December 2001. In connection with these estimated valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were reasonable; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership's properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the fair market value of the Partnership's properties, nor do they represent the amount of net proceeds which would result from an immediate sale of the Partnership's properties. The valuations performed by the General Partners are estimates only, and are based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be relied upon for any purpose other than required ERISA disclosures.

ITEM 3.       LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2001.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during 2001.

                                     PART II

ITEM 5.       MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER
              MATTERS

As of February 28, 2002, the Partnership had 1,566,416 outstanding Class A Units held by a total of 1,611 Limited Partners and 134,186 outstanding Class B Units held by a total of 76 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributions paid monthly. Under the Partnership Agreement, distributions are allocated first to the Limited Partners holding Class A Units until they have received cash distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contribution. After this preference is satisfied, the General Partners will receive an amount of Net Cash from Operations equal to one-tenth of the total amount of Net Cash from Operations distributed. Net Cash from Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision. Class A Units are not initially allocated the depreciation, amortization, cost recovery and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero. Therefore, the Limited Partners holding Class A Units will receive 90% of Net Cash from Operations, and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Units. Cash distributions made to the Limited Partners holding Class A Units for the two most recent fiscal years were as follows:

                                               Per Class A Unit
                                             -----------------------
Distributions For          Total Cash        Investment    Return of
 Quarter Ended            Distribution         Income       Capital
--------------------------------------------------------------------------

March 31, 2000             $242,494            $0.07         $0.08
June 30, 2000               293,708             0.10          0.09
Sept. 30, 2000              294,099             0.11          0.08
Dec. 31, 2000               303,406             0.11          0.08
March 31, 2001              274,384             0.10          0.08
June 30, 2001               274,112             0.10          0.08
Sept. 30, 2001              303,492             0.10          0.09
Dec. 31, 2001               284,007             0.10          0.08

The fourth quarter distribution was accrued for accounting purposes in 2001, and was paid to the limited partners holding Class A units in February 2002.

ITEM 6.       SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997.


                                     2001            2000            1999            1998            1997
                            --------------------------------------------------------------------------------
Total assets                  $11,455,240     $11,981,060     $12,499,237     $13,038,503     $13,586,464
Total revenues                    711,789         689,029         706,291         708,264         633,247
Net income                        629,113         614,337         625,679         622,106         559,801
Net income allocated to
 General Partners                       0               0               0               0               0
Net income allocated to
 Class A Limited Partners         629,113         614,337         625,679         622,106         559,801
Net loss allocated to
 Class B Limited Partners               0               0               0               0               0
Net income per weighted
 average Class A Limited
 Partner Unit (1)                     .40             .39             .40             .40             .36
Net loss per weighted
 average Class B Limited
 Partner Unit (1)                       0               0               0               0               0
Cash Distributions per
 weighted average Class
A Limited Partner Unit (1)
 Investment Income                    .40             .39             .40             .40             .60
 Return of Capital                    .33             .33             .36             .35             .11

(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased or converted by Limited Partners in the Partnership.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

Gross revenues of the Partnership were $711,789 for the year ended December 31, 2001, as compared to $689,029 for the year ended December 31, 2000 and $706,291 for the year ended December 31, 1999. Gross revenues increased for the year ended 2001, as compared to 2000 and 1999, due primarily to increased equity in income from the joint ventures, mainly from an increase in rental rates at the IBM Jacksonville Building. Revenue decreased from 1999 to 2000 due primarily to increased operating expenditures at the Jacksonville Property. Expenses of the Partnership were $82,676 for the year ended December 31, 2001, as compared to $74,692 for the year ended December 31, 2000 and $80,612 for the year ended December 31, 1999. Expenses varied primarily due to fluctuations in administrative salary expenses. As a result, net income of the Partnership remained relatively consistent at $629,113, $614,337 and $625,679 for the years ended December 31, 2001, 2000, and 1999 respectively.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.73, $.72 and $.76 per Class A Unit for the year ended December 31, 2001, 2000 and 1999, respectively. No cash distributions were made to the Limited Partners holding Class B Units. Distributions accrued for the fourth quarter of 2001 were paid in February, 2002.

Refer to footnotes of audited Financial Statements where a complete summary of operations is disclosed.

LIQUIDITY AND CAPITAL RESOURCES

During its offering, which terminated on March 3, 1993, the Partnership raised a total $17,006,020 in capital through the sale of 1,700,602 units. No additional units will be sold by the Partnership. As of December 31, 2001 from the original funds raised, the Partnership paid $3,145,282 in commission fees, acquisition fees, organization and offering costs had invested $13,844,687 in properties and is maintaining a working capital reserve of $16,051.

Pursuant to the terms of the Partnership Agreement, the Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses required to operate the Partnership for a six-month period not to be reduced below 1% of Limited Partners' capital contributions. In order to fund tenant improvements of approximately $154,009 the General Partners have used a portion of the Partnership's working capital reserves to reduce the balance below this minimum amount, rather than funding out of operating cash flow. The General Partners anticipate that the remaining $16,051 in working capital reserves will be sufficient to meet its future needs.

Net cash used in operating activities increased to $79,308 for the year ended December 31, 2001 from $66,397 for the same period in 2000 and remained consistent with $83,383 for the same period in 1999. The increase from 2000 to 2001 is due to an increase in administrative salary expenses. Cash provided by investing activities decreased to $1,205,939 for the year ended December 31, 2001 from $1,234,272 for the same period in 2000 and remained consistent with $1,201,676 for the same period in 1999. The decrease from 2000 to 2001 is due to decreased distributions received from joint ventures resulting from increased investments in construction, tenant improvements and leasing commissions for new tenants in 2001. Cash flow from financing activities for the year ended December 31, 2001 increased to $1,155,393 from $1,134,514 for the same period in 2000 and remained consistent with $1,160,671 for the same period in 1999. The decrease in 2000 is due to decreased distributions to partners that offset the increase in investing activities described above.

The Partnership's distributions payable for 2001 have been paid from net cash from operations and from distributions received from its investments in joint ventures. Even though there is no guarantee, the General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way.

INFLATION

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for remaining terms of less than five years, which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

CRITICAL ACCOUNTING POLICIES

The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters, which are inherently uncertain. Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, is presented in the notes to the Partnership's financial statements in Item 14(a).

STRAIGHT-LINED RENTAL REVENUES

The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. If a tenant was to encounter financial difficulties in future periods, the amount recorded as receivable may not be realized.

OPERATING COST REIMBURSEMENTS

The Partnership generally bills tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms. Financial difficulties encountered by tenants may result in receivables not being realized.

REAL ESTATE

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the asset, estimated at an amount equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2001, 2000 or 1999.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 2001.

                                    PART III

ITEM 10.      GENERAL PARTNERS OF THE PARTNERSHIP

Wells Partners, L.P. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Suite 250, Norcross, Georgia 30092.

Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 58 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as the principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr.

Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., all of which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.      COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2001.

                             CASH COMPENSATION TABLE

Name of individual or number     Capacities in which served -
        in group                    Form of Compensatio          Cash Compensation
------------------------------ -------------------------------- ----------------------

Wells Management                 Property Manager-                  $142,671 (1)
Company, Inc.                    Management and Leasing
                                 Fees

(1) The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the joint ventures described in Item 1. and represent the Partnership's ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2001. Some of these fees were accrued for accounting purposes in 2001; however were not paid until January 2002.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2002

                                Name and Address of         Amount and Nature of
        Title of Class            Beneficial Owner          Beneficial Ownership           Percent of Class
----------------------------------------------------------------------------------------------------------------
Class A Units                    Leo F. Wells, III           508.825 units (IRA,           less than 1%
                                                             401(k) and Profit Sharing)

No arrangements exist which would, upon execution, result in a change in control of the Partnership.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds. The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have received no distribution from cash flow or net sales proceeds in 2001.

Property Management and Leasing Fees. Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. has received $142,671 in cash compensation for services rendered during the year ended December 31, 2001.

Real Estate Commissions. In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2001, no real estate commissions were paid to the General Partners or their affiliates.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K

1. The Financial Statements are contained on pages F-2 through F-23 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 2001.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)   See (a)2.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of March, 2002.

                          Wells Real Estate Fund V, L.P.
                          (Registrant)

                      By:    /s/ Leo F. Wells, III
                             ------------------------------------------------
                             Leo F. Wells, III
                             Leo F. Wells, III, Individual General Partner and as President and Chief Financial Officer of
                             Wells Capital, Inc., the General Partner of Wells Partners, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

-------------------------------------------------------------------------------
        Signature                        Title                      Date
===============================================================================

/s/ Leo F. Wells, III            Individual General Partner,    March 20, 2002
--------------------------
Leo F. Wells, III                President and Sole Director
                                 of Wells Capital, Inc. the
                                 General Partner of Wells
                                 Partners, L.P.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS THAT HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                        INDEX TO THE FINANCIAL STATEMENTS

                              Financial Statements                          Page
--------------------------------------------------------------------------  ----

Independent Auditors' Reports                                               F-2

Balance Sheets as of December 31, 2001 and 2000                             F-3

Statements of Income for the Years Ended December
   31, 2001, 2000 and 1999                                                  F-4

Statements of Partners' Capital for the Years Ended
   December 31, 2001, 2000 and 1999                                         F-5

Statements of Cash Flows for the Years Ended
   December 31, 2001, 2000 and 1999                                         F-6

Notes to Financial Statements for December 31, 2001, 2000
   and 1999                                                                 F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund V, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND V, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund V, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 25, 2002

                         WELLS REAL ESTATE FUND V, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                            2001           2000
                                                        ------------   ------------
INVESTMENT IN JOINT VENTURES                            $11,133,823    $11,624,708

CASH AND CASH EQUIVALENTS                                    26,219         54,981

ACCOUNTS RECEIVABLE                                               0          1,395

DUE FROM AFFILIATES                                         295,198        299,976
                                                        ------------   ------------
              Total assets                              $11,455,240    $11,981,060
                                                        ============   ============

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable and accrued expenses               $     2,460    $     2,000
    Partnership distributions payable                       284,008        303,406
                                                        ------------   ------------
              Total liabilities                             286,468        305,406
                                                        ------------   ------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Limited partners:
       Class A--1,566,416 units                          11,168,772     11,675,654
       Class B--134,186 units                                     0              0
                                                        ------------   ------------
              Total partners' capital                    11,168,772     11,675,654
                                                        ------------   ------------
              Total liabilities and partners' capital   $11,455,240    $11,981,060
                                                        ============   ============

           The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                          2001          2000        1999
                                                        ---------    ---------   ----------

REVENUES:
    Equity in income of joint ventures                  $710,276     $681,339     $704,788
    Interest income                                        1,513        7,690        1,503
                                                        ---------    ---------   ----------
                                                         711,789      689,029      706,291
                                                        ---------    ---------   ----------
EXPENSES:
    Partnership administration                            55,106       44,869       52,130
    Legal and accounting                                  13,983       17,950       18,496
    Computer costs                                        13,587       11,873        9,986
                                                        ---------    ---------   ----------
                                                          82,676       74,692       80,612
                                                        ---------    ---------   ----------
NET INCOME                                              $629,113     $614,337     $625,679
                                                        =========    =========   ==========

NET INCOME ALLOCATED TO CLASS A LIMITED                 $629,113     $614,337     $625,679
    PARTNERS                                            =========    =========   ==========

NET INCOME PER WEIGHTED AVERAGE CLASS A                    $0.40        $0.39        $0.40
    LIMITED PARTNER UNIT                                =========    =========   ==========

DISTRIBUTION PER WEIGHTED AVERAGE CLASS A                  $0.73        $0.72        $0.76
    LIMITED PARTNER UNIT                                =========    =========   ==========

               The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                Limited Partners
                                              --------------------------------------------------
                                                        Class A                     Class B              Total
                                              ----------------------------  --------------------        Partners'
                                                  Units         Amount         Units       Amount       Capital
                                              -------------  -------------  ------------  --------    -------------
BALANCE, December 31, 1998                      1,559,021     $12,760,313      141,581       $0        $12,760,313

   Net income                                           0         625,679            0        0            625,679
   Partnership distributions                            0      (1,190,968)           0        0         (1,190,968)
   Class B conversion elections                     7,395               0       (7,395)       0                  0
                                              -------------  -------------  ------------  --------    -------------
BALANCE, December 31, 1999                      1,566,416      12,195,024      134,186        0         12,195,024

   Net income                                           0         614,337            0        0            614,337
   Partnership distributions                            0      (1,133,707)           0        0         (1,133,707)
                                              -------------  -------------  ------------  --------    -------------
BALANCE, December 31, 2000                      1,566,416      11,675,654      134,186        0         11,675,654

   Net income                                           0         629,113            0        0            629,113
   Partnership distributions                            0      (1,135,995)           0        0         (1,135,995)
                                              -------------  -------------  ------------  --------    -------------
BALANCE, December 31, 2001                      1,566,416     $11,168,772      134,186       $0        $11,168,772
                                              =============  =============  ============  ========    =============

               The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                            2001          2000           1999
                                                                        ------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $   629,113   $   614,337   $   625,679
                                                                        ------------  ------------  -------------
    Adjustments to reconcile net income to net cash used in
       operating activities:
           Equity in income of joint ventures                               (710,276)     (681,339)     (704,788)
           Changes in assets and liabilities:
              Accounts receivable                                              1,395        (1,395)            0
              Accounts payable and accrued expenses                              460         2,000        (4,274)
                                                                        ------------  ------------  -------------
                 Total adjustments                                          (708,421)     (680,734)     (709,062)
                                                                        ------------  ------------  -------------
                 Net cash used in operating activities                       (79,308)      (66,397)      (83,383)
                                                                        ------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in joint ventures                                                   0             0       (69,929)
    Distributions received from joint ventures                             1,205,939     1,234,272     1,271,605
                                                                        ------------  ------------  -------------
                 Net cash provided by investing activities                 1,205,939     1,234,272     1,201,676
                                                                        ------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners in excess of accumulated earnings             (508,414)     (539,070)     (556,194)
    Distributions to partners from accumulated earnings                     (646,979)     (595,444)     (604,477)
                                                                        ------------  ------------  -------------
                 Net cash used in financing activities                    (1,155,393)   (1,134,514)   (1,160,671)
                                                                        ------------  ------------  -------------
NET (DECREASE) INCREASE IN CASH AND CASH                                     (28,762)       33,361       (42,378)
    EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of year                                  54,981        21,620        63,998
                                                                        ------------  ------------  -------------
CASH AND CASH EQUIVALENTS, end of year                                   $    26,219   $    54,981   $    21,620
                                                                        ============  ============  =============

               The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A Georgia Public Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     Wells Real Estate Fund V, L.P. (the "Partnership") is a public limited partnership organized on October 25, 1990 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Class B limited partners have a one-time right to elect to have all of their units treated as Class A units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     The Partnership was formed to acquire and operate commercial real properties, including properties which are to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate
     Funds: (i) the Jacksonville IBM Building, a four-story office building located in Jacksonville, Florida, (ii) the Village Overlook Project, two substantially identical two-story buildings located in Clayton County, Georgia, (iii) the Stockbridge Village II property, two retail buildings located in Clayton County, Georgia, (iv) the Hartford Building, a four-story office building located in Southington, Connecticut, and (v) the Marathon Building, a three-story office building located in Appleton, Wisconsin.

     USE OF ESTIMATES AND FACTORS AFFECTING THE PARTNERSHIP

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     INCOME TAXES

     The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

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

     DISTRIBUTION OF SALES PROCEEDS

     Upon sales of properties, the net sales proceeds are distributed in the following order:

          . To limited partners on a per unit basis until all limited partners have received 100% of his/her adjusted capital contributions, as defined

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

     Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

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

          REAL ESTATE ASSETS

          Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance expenditures are expensed as incurred.

          Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 2001 or 2000.

          Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset, whichever is shorter.

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

          DEFERRED LEASE ACQUISITION COSTS

          Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred lease acquisition costs are included in prepaid expenses and other assets, net, in the balance sheets presented in
          Note 3.

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

     PER UNIT DATA

     Net income (loss) per unit, with respect to the Partnership for the years ended December 31, 2001, 2000, and 1999, is computed based on the weighted average number of units outstanding during the period.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 2001 and 2000 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 2001 and 2000, as follows:

                                                  2001          2000
                                              -----------    ----------
Fund IV and V Associates                        $180,840      $178,380
Fund V and VI Associates                          75,563        82,628
Fund V, VI, and VII Associates                    38,795        38,968
                                              -----------    ----------
                                                $295,198      $299,976
                                              ===========    ==========

     The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $142,671, $225,962, and $173,723 for the years ended December 31, 2001, 2000, and 1999, respectively, which were paid to Wells Management.

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

3.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 2001 and 2000 are summarized as follows:

                                          2001                     2000
                               -------------------------  ----------------------
                                  Amount       Percent      Amount      Percent
                               ------------   ----------  ------------ ---------
Fund IV and V Associates        $ 6,465,239      62%       $ 6,726,916      62%
Fund V and VI Associates          3,618,438      46          3,791,137      46
Fund V, VI, and VII Associates    1,050,146      16          1,106,655      16
                               ------------                -----------
                                $11,133,823                $11,624,708
                               ============                ===========
     The following is a roll forward of the Partnership's investment in the joint ventures for the years ended December 31, 2001 and 2000:

                                                        2001          2000
                                                   ------------  --------------
Investment in joint ventures, beginning of year     $11,624,708     $12,178,473
   Equity in income of joint ventures                   710,276         681,339
   Contributions to joint ventures                            0               0
   Distributions from joint ventures                 (1,201,161)     (1,235,104)
                                                   ------------  --------------
Investment in joint ventures, end of year           $11,133,823     $11,624,708
                                                   ============  ==============

     FUND IV AND V ASSOCIATES

     On April 14, 1992, the Partnership entered into a joint venture agreement with Wells Real Estate Fund IV, L.P. ("Fund IV"). The joint venture, Fund IV and V Associates, was formed for the purpose of investing in commercial real properties. During 1992, Fund IV and V Associates purchased a parcel of land on which the Village Overlook Project was developed. During 1992, the joint venture also purchased a second parcel of land in Jacksonville, Florida, on which the Jacksonville IBM Building was developed. During 2000, Fund IV made additional capital contributions to Fund IV and V Associates. Ownership interests were recomputed accordingly.

Following are the financial statements of Fund IV and V Associates:

                           Fund IV and V Associates
                           (A Georgia Joint Venture)
                                 Balance Sheets
                          December 31, 2001 and 2000

                                   Assets

                                                                                          2001           2000
                                                                                     -------------    -------------
Real estate assets, at cost:
  Land                                                                                $ 2,011,534      $ 2,011,534
  Building and improvements, less accumulated depreciation of
     $3,710,357 in 2001 and $3,193,823 in 2000                                          8,001,259        8,456,768
  Construction in progress                                                                 43,982                0
                                                                                     -------------    -------------
           Total real estate assets                                                    10,056,775       10,468,302
Cash and cash equivalents                                                                 339,137          279,590
Accounts receivable                                                                       219,120          255,736
Prepaid expenses and other assets, net                                                    157,525          170,084
                                                                                     -------------    -------------
           Total assets                                                               $10,772,557      $11,173,712
                                                                                     =============    =============

                          Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                                                   $    94,553      $    65,993
   Partnership distributions payable                                                      265,119          261,173
   Due to affiliates                                                                       40,809           54,667
                                                                                     -------------    -------------
            Total liabilities                                                             400,481          381,833
                                                                                     -------------    -------------
Partners' capital:
   Wells Real Estate Fund IV                                                            3,906,837        4,064,963
   Wells Real Estate Fund V                                                             6,465,239        6,726,916
                                                                                     -------------    -------------
            Total partners' capital                                                    10,372,076       10,791,879
                                                                                     -------------    -------------
            Total liabilities and partners' capital                                   $10,772,557      $11,173,712
                                                                                     ==============   =============

                           Fund IV and V Associates
                           (A Georgia Joint Venture)
                              Statements of Income
             for the Years Ended December 31, 2001, 2000, and 1999

                                                                            2001           2000             1999
                                                                         -----------    ------------    ------------
Revenues:
  Rental income                                                           $2,113,934      $2,002,958      $1,926,543
  Interest income                                                              8,618          10,460          10,436
  Other income                                                                   330             360             360
                                                                         -----------    ------------    ------------
                                                                           2,122,882       2,013,778       1,937,339
                                                                         -----------    ------------    ------------
Expenses:
  Depreciation                                                               516,534         508,805         500,956
  Management and leasing fees                                                232,632         269,653         260,350
  Operating costs, net of reimbursements                                     684,710         636,808         509,617
  Property administration                                                     50,690          43,268          54,176
  Legal and accounting                                                        17,414           9,246          11,748
                                                                         -----------    ------------    ------------
                                                                           1,501,980       1,467,780       1,336,847
                                                                         -----------    ------------    ------------
Net income                                                                $  620,902      $  545,998      $  600,492
                                                                         ===========    ============    ============

Net income allocated to Wells Real Estate Fund IV                         $  233,875      $  205,660      $  225,632
                                                                         ===========    ============    ============

Net income allocated to Wells Real Estate Fund V                          $  387,027      $  340,338      $  374,860
                                                                         ===========    ============    ============

                           Fund IV and V Associates
                           (A Georgia Joint Venture)
                         Statements of Partner's Capital
             for the Years Ended December 31, 2001, 2000, and 1999

                                                                          Wells Real      Wells Real        Total
                                                                           Estate          Estate          Partners
                                                                          Fund IV          Fund V          Capital
                                                                         -----------     -----------     ------------
Balance, December 31, 1998                                                $4,387,427      $7,289,167      $11,676,594
  Net income                                                                 225,632         374,860          600,492
  Partnership contributions                                                   42,091          69,929          112,020
  Partnership distributions                                                 (422,516)       (701,958)      (1,124,474)
                                                                         -----------     -----------     ------------
Balance, December 31, 1999                                                 4,232,634       7,031,998       11,264,632
  Net income                                                                 205,660         340,338          545,998
  Partnership contributions                                                   16,686               0           16,686
  Partnership distributions                                                 (390,017)       (645,420)      (1,035,437)
                                                                         -----------     -----------     ------------
Balance, December 31, 2000                                                 4,064,963       6,726,916       10,791,879
  Net income                                                                 233,875         387,027          620,902
  Partnership distributions                                                 (392,001)       (648,704)      (1,040,705)
                                                                         -----------     -----------     ------------
Balance, December 31, 2001                                                $3,906,837      $6,465,239      $10,372,076
                                                                         ===========     ===========     ============

                           Fund V and VI Associates
                           (A Georgia Joint Venture)
                           Statement of Cash Flows
             for the Years Ended December 31, 2001,2000 and 1999

                                                                            2001           2000             1999
                                                                         -----------    -----------     -----------
Cash flows from operating activities:
  Net income                                                             $   620,902    $   545,998     $   600,492
                                                                         -----------    -----------     -----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation                                                          516,534        508,805         500,956
       Changes in assets and liabilities:
         Accounts receivable                                                  36,616         48,348          63,893
         Prepaid expenses and other assets, net                               12,559            185         (61,124)
         Accounts payable                                                     28,560         16,313          (5,052)
         Due to affiliates                                                   (13,858)         9,069           8,789
                                                                         -----------    -----------     -----------
           Total adjustments                                                 580,411        582,720         507,462
                                                                         -----------    -----------     -----------
           Net cash provided by operating activities                       1,201,313      1,128,718       1,107,954
                                                                         -----------    -----------     -----------
Cash flows from investing activities:
  Investment in real estate                                                 (105,007)      (114,273)       (115,706)
                                                                         -----------    -----------     -----------
Cash flows from financing activities:
  Contributions from joint venture partners                                        0         16,686         112,020
  Distributions to joint venture partners                                 (1,036,759)    (1,018,661)     (1,102,344)
                                                                         -----------    -----------     -----------
            Net cash used in financing activities                         (1,036,759)    (1,001,975)       (990,324)
                                                                         -----------    -----------     -----------
Net increase in cash and cash equivalents                                     59,547         12,470           1,924
Cash and cash equivalents, beginning of year                                 279,590        267,120         265,196
                                                                         -----------    -----------     -----------
Cash and cash equivalents, end of year                                   $   339,137    $   279,590     $   267,120
                                                                         ===========    ===========     ===========

FUND V AND VI ASSOCIATES

On December 27, 1993, the Partnership entered into a joint venture agreement with Wells Real Estate Fund VI, L.P. ("Fund VI"). The joint venture, Fund V and VI Associates, was formed for the purpose of investing in commercial real properties. In December 1993, the joint venture purchased a 71,000-square foot, four-story office building known as the Hartford Building in Southington, Connecticut. On June 26, 1994, the Partnership contributed its interest in a parcel of land, the Stockbridge Village II property, to the joint venture. The Stockbridge Village II property consists of two separate restaurants and began operations during 1995. During 1999, Fund VI made additional capital contributions to Fund V and VI Associates. Ownership interests were recomputed accordingly.

Following are the financial statements for Fund V and VI Associates:

                           Fund V and VI Associates
                           (A Georgia Joint Venture)
                                 Balance Sheets
                          December 31, 2001 and 2000

                                    Assets

                                                                                          2001           2000
                                                                                     ------------     ------------
Real estate assets, at cost:
  Land                                                                                $1,622,733       $1,622,733
  Building and improvements, less accumulated depreciation of
     $2,769,703 in 2001 and $2,372,711 in 2000                                         6,013,993        6,410,985
  Construction in progress                                                                85,550                0
                                                                                     ------------     ------------
           Total real estate assets                                                    7,722,276        8,033,718
Cash and cash equivalents                                                                120,054          197,279
Accounts receivable                                                                       95,299          109,677
Prepaid expenses and other assets, net                                                    36,095           45,685
                                                                                     ------------     ------------
           Total assets                                                               $7,973,724       $8,386,359
                                                                                     ============     ============

                                    Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                                                   $   28,030       $   18,615
   Partnership distributions payable                                                     147,840          197,717
                                                                                     ------------     ------------
            Total liabilities                                                            175,870          216,332
                                                                                     ------------     ------------
Partners' capital:
   Wells Real Estate Fund V                                                            3,618,438        3,791,137
   Wells Real Estate Fund VI                                                           4,179,416        4,378,890
                                                                                     ------------     ------------
            Total partners' capital                                                    7,797,854        8,170,027
                                                                                     ------------     ------------
            Total liabilities and partners' capital                                   $7,973,724       $8,386,359
                                                                                     ============     ============

                          Fund V and VI Associates
                          (A Georgia Joint Venture)
                            Statements of Income
            for the Years Ended December 31, 2001, 2000, and 1999

                                                                            2001           2000             1999
                                                                         ----------   ------------      -----------
Revenues:
  Rental income                                                           $990,117      $1,029,287       $1,028,611
  Interest income                                                            5,848             750                0
                                                                         ----------    ------------     ------------
                                                                           995,965       1,030,037        1,028,611
                                                                         ----------    ------------     ------------
Expenses:
  Depreciation                                                             396,992         396,990          396,993
  Operating costs, net of reimbursements                                    21,877          18,330           30,325
  Management and leasing fees                                               62,264          67,354           65,167
  Legal and accounting                                                      12,000           7,677            7,400
  Partnership administration                                                22,896          14,185           17,194
                                                                         ----------    ------------     ------------
                                                                           516,029         504,536          517,079
                                                                         ----------    ------------     ------------
Net income                                                                $479,936      $  525,501       $  511,532
                                                                         ==========    ============     ============

Net income allocated to Wells Real Estate Fund V                          $222,705      $  243,848       $  237,527
                                                                         ==========    ============     ============

Net income allocated to Wells Real Estate Fund VI                         $257,231      $  281,653       $  274,005
                                                                         ==========    ============     ============

                          Fund V and VI Associates
                          (A Georgia Joint Venture)
                         Statements of Partners' Capital
            for the Years Ended December 31, 2001, 2000, and 1999

                                                                          Wells Real    Wells Real       Total
                                                                           Estate        Estate        Partners
                                                                           Fund V        Fund VI        Capital
                                                                         ------------  ------------   -----------
Balance, December 31, 1998                                                $4,159,768    $4,789,883     $8,949,651
  Net income                                                                 237,527       274,005        511,532
  Partnership contributions                                                        0        14,524         14,524
  Partnership distributions                                                 (416,596)     (480,571)      (897,167)
                                                                         ------------  ------------   ------------
Balance, December 31, 1999                                                 3,980,699     4,597,841      8,578,540
  Net income                                                                 243,848       281,653        525,501
  Partnership distributions                                                 (433,410)     (500,604)      (934,014)
                                                                         ------------  ------------   ------------
Balance, December 31, 2000                                                 3,791,137     4,378,890      8,170,027
  Net income                                                                 222,705       257,231        479,936
  Partnership distributions                                                 (395,404)     (456,705)      (852,109)
                                                                         ------------  ------------   ------------
Balance, December 31, 2001                                                $3,618,438    $4,179,416     $7,797,854
                                                                         ============  ============   ============

                          Fund V and VI Associates
                          (A Georgia Joint Venture)
                          Statements of Cash Flows
          for the Years Ended December 31, 2001, 2000, and 1999

                                                                            2001           2000         1999
                                                                         ----------    ----------   ----------

Cash flows from operating activities:
  Net income                                                              $479,936      $525,501     $511,532
                                                                         ----------    ----------   ----------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation                                                        396,992       396,990      396,993
       Changes in assets and liabilities:
         Accounts receivable                                                14,378        25,552      (38,399)
         Prepaid expenses and other assets, net                              9,590         9,589       (5,675)
         Accounts payable                                                    9,415           321        1,817
         Due to affiliates                                                       0        (1,775)      (5,034)
                                                                         ----------    ----------   ----------
           Total adjustments                                               430,375       430,677      349,702
                                                                         ----------    ----------   ----------
           Net cash provided by operating activities                       910,311       956,178      861,234
                                                                         ----------    ----------   ----------
Cash flows from investing activities:
  Investment in real estate                                                (85,550)            0       (8,235)
                                                                         ----------    ----------   ----------
Cash flows from financing activities:
  Contributions from joint venture partners                                      0             0       14,524
  Distributions to joint venture partners                                 (901,986)     (936,556)    (903,049)
                                                                         ----------    ----------   ----------
               Net cash used in financing activities                      (901,986)     (936,556)    (888,525)
                                                                         ----------    ----------   ----------
Net (decrease) increase in cash and cash equivalents                       (77,225)       19,622      (35,526)
Cash and cash equivalents, beginning of year                               197,279       177,657      213,183
                                                                         ----------    ----------   ----------
Cash and cash equivalents, end of year                                    $120,054      $197,279     $177,657
                                                                         ==========    ==========   ==========

FUND V, VI, AND VII ASSOCIATES

On September 8, 1994, the Partnership entered into a joint venture agreement with Fund VI and Wells Real Estate Fund VII, L.P. The joint venture, Fund V, VI, and VII Associates, was formed for the purpose of investing in commercial real properties. In September 1994, Fund V, VI, and VII Associates purchased a 75,000-square foot, three-story office building known as the Marathon Building in Appleton, Wisconsin.

Following are the financial statements for Fund V, VI, and VII Associates:

                          Fund V, VI, and VII Associates
                            (A Georgia Joint Venture)
                                Balance Sheets
                           December 31, 2001 and 2000

                                    Assets

                                                                                          2001           2000
                                                                                      ------------  -------------
Real estate assets, at cost:
  Land                                                                                $   314,591    $   314,591
  Building and improvements, less accumulated depreciation of
     $2,392,085 in2001 and $2,057,369 in 2000                                           5,975,819      6,310,535
                                                                                      ------------  -------------
          Total real estate assets                                                      6,290,410      6,625,126
Cash and cash equivalents                                                                 238,016        238,242
Accounts receivable                                                                        94,746        103,696
                                                                                      ------------  -------------
          Total assets                                                                $ 6,623,172    $ 6,967,064
                                                                                      ============  =============

                          Liabilities and Partners' Capital

Liabilities:
   Partnership distributions payable                                                  $   235,695    $   236,743
   Due to affiliates                                                                        6,112          5,648
                                                                                      ------------  -------------
             Total liabilities                                                            241,807        242,391
                                                                                      ------------  -------------
Partners' capital:
   Wells Real Estate Fund V                                                             1,050,146      1,106,655
   Wells Real Estate Fund VI                                                            2,669,167      2,812,772
   Wells Real Estate Fund VII                                                           2,662,052      2,805,246
                                                                                      ------------  -------------
           Total partners' capital                                                      6,381,365      6,724,673
                                                                                      ------------  -------------
           Total liabilities and partners' capital                                    $ 6,623,172    $ 6,967,064
                                                                                      ============  =============

                          Fund V, VI, and VII Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                            2001           2000             1999
                                                                         -----------   ------------     ------------
Revenues:
   Rental income                                                          $ 971,051     $ 971,050        $ 971,051
   Interest income                                                            8,135             0                0
                                                                         -----------   ------------     ------------
                                                                            979,186       971,050          971,051
                                                                         -----------   ------------     ------------

Expenses:
   Depreciation                                                             334,716       350,585          350,585
   Management and leasing fees                                                9,442         9,442           39,659
   Legal and accounting                                                       4,500         5,750            5,750
   Partnership administration                                                18,044        13,536           12,302
   Operating costs                                                            1,648         1,505            1,389
                                                                         -----------   ------------     ------------
                                                                            368,350       380,818          409,685
                                                                         -----------   ------------     ------------
Net income                                                                $ 610,836     $ 590,232        $ 561,366
                                                                         ===========   ============     ============

Net income allocated to Wells Real Estate Fund V                          $ 100,544     $  97,152        $  92,401
                                                                         ===========   ============     ============

Net income allocated to Wells Real Estate Fund VI                         $ 255,513     $ 246,894        $ 234,819
                                                                         ===========   ============     ============

Net income allocated to Wells Real Estate Fund VII                        $ 254,779     $ 246,186        $ 234,146
                                                                         ===========   ============     ============

                          Fund V, VI, and VII Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
            for the Years Ended December 31, 2001, 2000, and 1999

                                                       Wells Real        Wells Real    Wells Real         Total
                                                        Estate            Estate        Estate          Partners
                                                        Fund V            Fund VI       Fund VII         Capital
                                                     -------------      ----------    ------------     -----------
Balance, December 31, 1998                           $1,224,896        $3,113,259    $3,104,872        $7,443,027
  Net income                                             92,401           234,819       234,146           561,366
  Partnership distributions                            (151,521)         (385,063)     (383,959)         (920,543)
                                                     -------------     -----------   ------------     ------------
Balance, December 31, 1999                            1,165,776         2,963,015     2,955,059         7,083,850
  Net income                                             97,152           246,894       246,186           590,232
  Partnership distributions                            (156,273)         (397,137)     (395,999)         (949,409)
                                                     -------------     -----------   ------------     ------------
Balance, December 31, 2000                            1,106,655         2,812,772     2,805,246         6,724,673
  Net income                                            100,544           255,513       254,779           610,836
  Partnership distributions                            (157,053)         (399,118)     (397,973)         (954,144)
                                                     -------------     -----------   ------------     ------------
Balance, December 31, 2001                           $1,050,146        $2,669,167    $2,662,052        $6,381,365
                                                     =============     ===========   ============     ============

                          Fund V, VI, and VII Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
            for the Years Ended December 31, 2001, 2000, and 1999

                                                                            2001           2000          1999
                                                                         ----------    ----------    -----------
Cash flows from operating activities:
  Net income                                                              $610,836      $590,232      $561,366
                                                                         ----------    ----------    -----------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation                                                        334,716       350,585       350,585
       Changes in assets and liabilities:
          Accounts receivable                                                8,950         8,949         8,949
          Due from affiliates                                                    0         2,450        (2,450)
          Due to affiliates                                                    464         1,142          (358)
                                                                         ----------    ----------    -----------
            Total adjustments                                              344,130       363,126       356,726
                                                                         ----------    ----------    -----------
            Net cash provided by operating activities                      954,966       953,358       918,092
Cash flows from financing activities:
  Distributions to joint venture partners                                 (955,192)     (950,366)     (918,833)
                                                                         ----------    ----------    -----------
Net (decrease) increase in cash and cash equivalents                          (226)        2,992          (741)
Cash and cash equivalents, beginning of year                               238,242       235,250       235,991
                                                                         ----------    ----------    -----------
Cash and cash equivalents, end of year                                    $238,016      $238,242      $235,250
                                                                         ==========    ==========    ===========

4.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 2001, 2000, and 1999 is calculated as follows:

                                                                            2001           2000             1999
                                                                         ----------    ------------     -----------
Financial statement net income                                            $629,113      $614,337         $625,679
Increase (decrease) in net income resulting from:
   Depreciation expense for financial reporting purposes in
     excess of amounts for income tax purposes                             221,177       225,468          221,979
   Expenses deductible when paid for income tax purposes,
     accrued for financial reporting purposes                              (12,394)        5,044            7,334
   Rental income accrued for financial reporting purposes in
     excess of amounts for income tax purposes                              42,338        45,453           26,053
                                                                         ----------    ------------     -----------
Income tax basis net income                                               $880,234      $890,302         $881,045
                                                                         ==========    ============     ===========

The Partnership's income tax basis partners' capital at December 31, 2001, 2000, and 1999 is computed as follows:

                                                                    2001             2000              1999
                                                                -----------       ----------        -----------
Financial statement partners' capital                           $11,168,772       $11,675,654       $12,195,024
Increase (decrease) in partners' capital resulting from:
       Depreciation expense for financial reporting
           purposes in excess of amounts for income tax
           purposes                                               1,356,229         1,135,052           909,584
       Capitalization of syndication costs for income tax
           purposes, which are accounted for as cost of
           capital for financial reporting purposes               2,178,700         2,178,700         2,178,700
       Accumulated rental income accrued for financial
           reporting purposes in excess of amounts for
           income tax purposes                                     (168,793)         (211,131)         (256,584)
       Accumulated expenses deductible when paid for
           income tax purposes, accrued for financial
           reporting purposes                                        25,970            38,364            33,320
       Partnership's distributions payable                          284,008           303,406           304,213
                                                                -----------       -----------       ------------
Income tax basis partners' capital                              $14,844,886       $15,120,045       $15,364,257
                                                                ===========       ===========       ============

5.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 2001 is as follows:

Year ending December 31:
   2002                                           $1,805,224
   2003                                            1,215,697
   2004                                              608,399
   2005                                              381,563
   2006                                              259,906
Thereafter                                                 0
                                                 ------------
                                                  $4,270,789
                                                 ============

     Four tenants contributed approximately 25%, 23%, 14%, and 13% of rental income. In addition, three tenants will contribute approximately 31%, 29%, and 25% of future minimum rental income.

     The future minimum rental income due Fund IV and V Associates under noncancelable operating leases at December 31, 2001 is as follows:

Year ending December 31:
   2002                                           $1,866,488
   2003                                              969,687
   2004                                              575,831
   2005                                              278,250
   2006                                               81,123
Thereafter                                                 0
                                                 ------------
                                                  $3,771,379
                                                 ============

     Two tenants contributed approximately 45% and 23% of rental income. In addition, one tenant will contribute approximately 32% of future minimum rental income.

     The future minimum rental income due Fund V and VI Associates under noncancelable operating leases, at December 31, 2001 is as follows:

Year ending December 31:
   2002                                           $1,032,440
   2003                                              966,018
   2004                                              186,004
   2005                                               96,689
   2006                                               99,173
Thereafter                                                 0
                                                 ------------
                                                  $2,380,324
                                                 ============

     Two tenants contributed approximately 73% and 14% of rental income for the year ended December 31, 2001. In addition, three tenants will contribute approximately 58%, 20%, and 15% of future minimum rental income.

     The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 2001 is as follows:

Year ending December 31:
   2002                                          $  990,000
   2003                                             990,000
   2004                                             990,000
   2005                                             990,000
   2006                                             990,000
Thereafter                                                0
                                               -------------
                                                 $4,950,000
                                               =============

     One tenant contributed 100% of rental income for the year ended December 31, 2001 and will contribute 100% of future minimum rental income.

6.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

                                                                          2001 Quarters Ended
                                                     ------------------------------------------------------------
                                                      March 31       June 30       September 30       December 31
                                                     ===========   ===========     ============      =============
Revenues                                               $171,234       $173,821        $182,906          $183,828
Net income                                              152,280        147,251         167,343           162,239
Net income allocated to Class A limited
   partners                                             152,280        147,251         167,343           162,239
Net income per Class A limited partner unit               $0.10          $0.09           $0.11             $0.10
Distribution per Class A limited partner unit              0.18           0.18            0.19              0.18

                                                                          2000 Quarters Ended
                                                      ------------------------------------------------------------
                                                       March 31      June 30        September 30       December 31
                                                     ----------     ----------     -------------       ------------


Revenues                                               $135,866       $181,726        $176,016           $195,421
Net income                                              110,117        158,077         166,037            180,106
Net income allocated to Class A limited
    partners                                            110,117        158,077         166,037            180,106
Net income per Class A limited partner unit
    (a)                                                   $0.07          $0.10           $0.11              $0.12
Distribution per Class A limited partner unit              0.15           0.19            0.19               0.19

                  (a) The totals of the four quarterly amounts for the year ended December 31, 2000 do not equal the totals for the year. This difference results from rounding differences between quarters.

7.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or Wells Partners. In the normal course of business, the Partnership or Wells Partners may become subject to such litigation or claims.

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

Exhibit
Number            Description of Document
------            -----------------------

*4(a) Agreement of Limited Partnership of Wells Real Estate Fund V, L.P. (Exhibit 4(a) to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P.,
                  File No. 33-37830)

*4(b)             First Amendment to Agreement of Limited Partnership of
                  Wells Real Estate Fund V, L.P. (Exhibit 4(e) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*4(c) Certificate of Limited Partnership of Wells Real Estate Fund V, L.P. (Exhibit 4(c) to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(a)            Management Agreement between Wells Real Estate Fund V, L.P.
                  and Wells Management Company, Inc.(Exhibit 10(c) to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(b) Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund V, L.P. and Wells Management Company, Inc. (Exhibit 10(b) to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P.,
                  File No. 33-37830)

*10(c) Custodial Agency Agreement between Wells Real Estate Fund V, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(d) Fund IV and Fund V Associates Joint Venture Agreement dated April 14, 1992 (Exhibit 10(n) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(e) Agreement for the Purchase and Sale of Real Property with GL National, Inc. (Exhibit 10(o) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(f) Lease with International Business Machines Corporation (Exhibit 10(p) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(g) Lease with ROLM Company (Exhibit 10(q) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(h) Construction Agreement with McDevitt & Street Company (Exhibit 10(r) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(i) Development Agreement with ADEVCO Corporation (Exhibit 10(s) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(j) Guaranty of Development Agreement by David M. Kraxberger (Exhibit 10(t) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(k)            Architect Agreement with Mayes, Sudderth & Etheredge, Inc.
                  (Exhibit 10(u) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(l)            Architect Agreement with Peter C. Sutton, A.I.A.
                  (Exhibit 10 (v) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(m) First Amendment to Joint Venture Agreementof Fund IV and V Associates dated September 9, 1992 (Exhibit 10(w) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(n) Option Agreement for the Purchase and Sale of Real Property (Exhibit 10(x) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(o) First Amendment to Option Agreement for the Purchase and Sale of Real Property (Exhibit 10(y) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(p) Partial Assignment and Assumption of Option Agreement for the Purchase and Sale of Real Property (Exhibit 10(z) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(q) Lease Agreement with the Executive Committee of the Baptist Convention of the State of Georgia, d/b/a Georgia Baptist Health Care System (Exhibit 10(aa) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(r) Construction Contract with Cecil N. Brown Co., Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(s) Agreement for the Purchase and Sale of Real Property with 675 Industrial Park, Ltd. dated September 29, 1993 (Exhibit to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1993, File No. 0-21580)

*10(t) Fund V and Fund VI Associates Joint Venture Agreement dated December 27, 1993 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(u) Sale and Purchase Agreement dated November 17, 1993, with Hartford Accident and Indemnity Company (Exhibit 10(h) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(v) Lease with Hartford Fire Insurance Company December 29, 1993 (Exhibit 10(i) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(w)            Amended and Restated Custodial Agency Agreement dated
                  April 1, 1994, between Wells Real Estate Fund V, L.P. and NationsBank of Georgia, N.A. (Exhibit to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10(x) First Amendment to Joint Venture Agreement of Fund V and Fund VI Associates dated July 1, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10(y) Land and Building Lease Agreement dated March 29, 1994, between Apple Restaurants, Inc. and NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund V, L.P. (Exhibit to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10(z) Building Lease Agreement dated September 9, 1994, between Glenn's Open-Pit Bar-B-Que, Inc. and NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10(aa) Joint Venture Agreement of Fund V, Fund VI and Fund VII Associates dated September 8, 1994, among Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. (Exhibit 10(j) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(bb) Agreement for the Purchase and Sale of Property dated August 24, 1994, between Interglobia Inc. Appleton and NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(cc) Assignment and Assumption of Agreement for the Purchase and Sale of Real Property dated September 9, 1994, between NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates, and NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(l) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(dd) Building Lease dated February 14, 1991, between Interglobia Inc. - Appleton and Marathon Engineers/Architects/Planners, Inc. (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(ee)           Limited Guaranty of Lease dated January 1, 1993, by J. P.
                  Finance OY and Fluor Daniel, Inc. for the benefit of Interglobia Inc. - Appleton (included as Exhibit B to Assignment, Assumption and Amendment of Lease referred to as
                  Exhibit 10(ff) below, which is included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(ff) Assignment, Assumption and Amendment of Lease dated January 1, 1993, among Interglobia Inc. - Appleton, Marathon Engineers/ Architects/Planners, Inc. and Jaakko Poyry Fluor Daniel (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(gg) Second Amendment to Building lease dated August 15, 1994, between Interglobia Inc. -Appleton and Jaakko Poyry Fluor Daniel (successor-in-interest to Marathon Engineers/ Architects/Planners, Inc.) (included as Exhibit D-1 to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(hh) Assignment and Assumption of Lease dated September 6, 1994, between Interglobia Inc. - Appleton and NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(q) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)