Form 10-Q
period 2002-03-31
WELLS REAL ESTATE FUND V L P
filed 2002-05-14
CIK 869713

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                 March 31, 2002              or
                               --------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________________to________________

Commission file number                 0-21580
                       ---------------------------------------------------------

                         WELLS REAL ESTATE FUND V, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                      58-1936904
----------------------------------          ------------------------------------
 (State of other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)

 6200 The Corners Parkway, Suite 250, Norcross, GA               30092
--------------------------------------------------       -----------------------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code           (770) 449-7800
                                                         -----------------------

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

      Yes  X    No_____
          ----

                                    FORM 10-Q

                         WELLS REAL ESTATE FUND V, L.P.

                     (A Georgia Public Limited Partnership)

                                      INDEX

                                                                                            Page No.
                                                                                            --------
PART  I. FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets - March 31, 2002 and December 31, 2001                                  3

         Statements of Income for the Three Months Ended March 31, 2002
         and 2001                                                                               4

         Statement of Partners' Capital for the Year Ended December 31, 2001,
         and the Three Months Ended March 31, 2002                                              5

         Statements of Cash Flows for the Three Months Ended March 31, 2002
         and 2001                                                                               6

         Condensed Notes to Financial Statements                                                7

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                         10

PART II. OTHER INFORMATION                                                                     13

                         WELLS REAL ESTATE FUND V, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                                                                            March 31,          December 31,
                                                                              2002                2001
                                                                          -------------       --------------
   ASSETS:
     Investments in joint ventures (Note 2)                                $10,975,095         $11,133,823
     Cash and cash equivalents                                                  13,766              26,219
     Due from affiliates                                                       323,383             295,198
                                                                          -------------       -------------
                Total assets                                               $11,312,244         $11,455,240
                                                                          =============       =============

   LIABILITIES AND PARTNERS' CAPITAL
     Liabilities:
         Accounts payable and accrued expenses                             $         0         $     2,460
         Partnership distributions payable                                     283,915             284,008
                                                                          -------------       -------------
                Total liabilities                                              283,915             286,468
                                                                          -------------       -------------
   Partners' capital:
     Limited partners:
         Class A -- 1,566,416 units                                         11,028,329          11,168,772
         Class B -- 134,186 units                                                    0                   0
                                                                          -------------       -------------
                Total partners' capital                                     11,028,329          11,168,772
                                                                          -------------       -------------
                Total liabilities and partners' capital                    $11,312,244         $11,455,240
                                                                          =============       =============

      The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                      Three Months Ended
                                                  ---------------------------
                                                    March 31,     March 31,
                                                      2002          2001
                                                  ------------- -------------
REVENUES:
   Equity in income of joint ventures (Note 2)      $164,656      $170,841
   Interest income                                       789           393
                                                  ------------- -------------
                                                     165,445       171,234
                                                  ------------- -------------

EXPENSES:
     Legal and accounting                              9,941         9,477
     Partnership administration                       10,047         8,677
     Computer costs                                    1,984           800
                                                  ------------- -------------
                                                      21,972        18,954
                                                  ------------- -------------
NET INCOME                                          $143,473      $152,280
                                                  ============= =============


NET INCOME ALLOCATED TO CLASS A LIMITED
 PARTNERS                                           $143,473      $152,280
                                                  ============= =============

NET LOSS ALLOCATED TO CLASS B LIMITED
 PARTNERS                                           $      0      $      0
                                                  ============= =============


NET INCOME PER CLASS A LIMITED
 PARTNER UNIT                                       $   0.09      $   0.10
                                                  ============= =============

NET LOSS PER CLASS B LIMITED PARTNER
 UNIT                                               $   0.00      $   0.00
                                                  ============= =============

CASH DISTRIBUTION PER CLASS A LIMITED
 PARTNER UNIT                                       $   0.18      $   0.18
                                                  ============= =============

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                           AND THE THREE MONTHS ENDED

                                 MARCH 31, 2002

                                                         Limited Partners                    Total
                                         ---------------------------------------------
                                                Class A                  Class B           Partners'
                                         ----------------------     ------------------
                                           Units      Amount         Units     Amount       Capital
                                         ---------  -----------     -------  ---------    -----------
BALANCE, December 31, 2000               1,566,416  $11,675,654     134,186  $       0    $11,675,654

  Net income                                     0      629,113           0          0        629,113
  Partnership distributions                      0   (1,335,995)          0          0     (1,335,995)
                                         ---------  -----------     -------  ---------    -----------
BALANCE, December 31, 2001               1,566,416   11,168,772     134,186          0     11,168,772

  Net income                                     0      143,473           0          0        143,473
  Partnership distributions                      0     (283,916)          0          0       (283,916)
                                         ---------  -----------     -------  ---------    -----------
BALANCE, March 31, 2002                  1,566,416  $11,028,329     134,186  $       0    $11,028,329
                                         =========  ===========     =======  =========    ===========

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND V, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                   Three Months Ended
                                                             -----------------------------
                                                               March 31,        March 31,
                                                                 2002             2001
                                                             ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                  $ 143,473        $ 152,280
  Adjustments to reconcile net income to net cash used
     in operating activities:
         Equity in income of joint ventures                    (164,656)        (170,841)
         Changes in assets and liabilities:
            Accounts receivable                                       0            1,395
            Accounts payable and accrued expenses                (2,460)          (2,000)
                                                             ----------        ---------
             Net cash used in operating activities              (23,643)         (19,166)
                                                             ----------        ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                    295,199          314,977
                                                             ----------        ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Partnership distributions paid                               (284,009)        (304,405)
                                                             ----------        ---------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                   (12,453)          (7,594)

CASH AND CASH EQUIVALENTS, beginning of year                     26,219           54,981
                                                             ----------        ---------
CASH AND CASH EQUIVALENTS, end of period                      $  13,766        $  47,387
                                                             ==========        =========

        The accompanying notes are an integral part of these statements.

                          WELLS REAL ESTATE FUND V, L.P

                     (A Georgia Public Limited Partnership)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Organization and Business

     Wells Real Estate Fund V, L.P. ("the Partnership") is a Georgia public limited partnership with Leo F.Wells, III and Wells Partners, L.P.("Wells Partners"), a Georgia non-public limited partnership, serving as its General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial or industrial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Class B limited partners have a one-time right to elect to have all of their units treated as Class A Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partner unit has equal voting rights regardless of class.

     On March 6, 1992, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on April 27, 1992. The offering was terminated on March 3, 1993 at which time the Partnership had sold approximately 1,520,967 Class A Units and 179,635 Class B Units representing capital contributions of $17,006,020 from investors who were admitted to the Partnership as limited partners.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

     The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of March 31, 2002, the Partnership owned interests in the following 5 properties through the affiliated joint ventures listed below:

     ----------------------------------------------------------------------------------------------------------------


              Joint Venture                 Joint Venture Partners                        Properties
              -------------                 ----------------------                        ----------
     ----------------------------------------------------------------------------------------------------------------
     Fund IV and Fund V Associates    -  Wells Real Estate Fund IV, L.P.    1.  Village Overlook Property
                                      -  Wells Real Estate Fund V, L.P.          Two substantially identical two-
                                                                                 story office buildings located in
                                                                                 Clayton County, Georgia

                                                                            2.  IBM Jacksonville Building
                                                                                 A four-story office building
                                                                                 located in Jacksonville, Florida
     ----------------------------------------------------------------------------------------------------------------
     Fund V and Fund VI Associates    -  Wells Real Estate Fund IV, L.P.    3.  Hartford Building
                                      -  Wells Real Estate Fund V, L.P.          A four-story office building
                                                                                 located in Hartford, Connecticut
                                                                                 Two retail buildings located in
                                                                                 Clayton County, Georgia

                                                                            4.  Stockbridge Village II
                                                                                 Two retail buildings located in
                                                                                 Clayton County, Georgia
    -----------------------------------------------------------------------------------------------------------------
     Fund V, Fund VI, and Fund VII    -  Wells Real Estate Fund V, L.P.     5.  Marathon Building
       Associates                     -  Wells Real Estate Fund VI, L.P.         A three-story office building
                                      -  Wells Real Estate Fund VII, L.P.        located in Appleton, Wisconsin
     ----------------------------------------------------------------------------------------------------------------

     Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2001.

     (b) Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (c) Distributions of Net Cash From Operations

     As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

          . First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

          . Second, to the General Partners until each general partner has received distributions equal to 10% of the total distributions declared by the Partnership per annum.

          . Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

     No distributions will be made to the limited partners holding Class B units.

2.   INVESTMENTS IN JOINT VENTURES

     (a) Basis of Presentation

     The Partnership does not have control over the operations of the joint ventures described in Note 1; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (b) Summary of Operations

     The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests as of March 31, 2002 and 2001, respectively.

                                                                                              Partnership's
                                         Total Revenues               Net Income            Share of Net Income
                                   -------------------------- ------------------------- --------------------------
                                       Three Months Ended         Three Months Ended        Three Months Ended
                                   -------------------------- ------------------------- --------------------------
                                     March 31,     March 31,    March 31,    March 31,    March 31,     March 31,
                                       2002          2001         2002         2001         2002          2001
                                   ------------  ------------ ------------ ------------ ------------- ------------
      Fund IV-V Associates          $  516,114    $  513,520    $127,656      $141,452     $ 79,573      $ 88,172


      Fund V - VI Associates           255,916       257,194     133,275       125,613       61,843        52,288


      Fund V-VI-VII Associates         242,763       242,763     141,192       148,124       23,240        24,381
                                   ------------  ------------ ------------ ------------ ------------- ------------
                                    $1,014,793    $1,013,477    $402,123      $415,179     $164,656      $170,841
                                   ============  ============ ============ ============ ============= ============

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, SFAS No. 141, "Business Combinations" (effective beginning July 1, 2001) and SFAS 142, "Goodwill and Other Intangible Assets" (effective beginning January 1, 2002) were issued. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized and, instead, will be subject to periodic impairment testing. We believe that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on our financial statements.

     In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective beginning January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived

     Assets" (effective beginning January 1, 2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 143 and SFAS No. 144 will not have a significant impact on our financial statements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Partnership's accompanying financial statements and notes thereto.

     (a) Forward Looking Statements

     This Report contains forward-looking statements, within the meaning of
     Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

     (b) Results of Operations

     Revenues
     Gross revenues decreased to $165,445 for the three months ended March 31, 2002 compared to $171,234 for the three months ended March 31, 2001 due to an increase in administrative salary expense allocations at the property level and additional sales tax expenses incurred for the IBM Jacksonville Building due to the Florida state sales tax audit conducted in 2001.

     Expenses
     Expenses increased to $21,972 for 2002 compared to $18,954 for 2001 primarily due to increases in partnership administration expenses. As a result, net income decreased to $143,473 for the three months ended March 31, 2002 as compared to $152,280 for the three months ended March 31, 2001.

     Distributions
     The Partnership declared cash distributions to the limited partners holding Class A Units of $.18 per unit for the three months ended March 31, 2002 and 2001. No cash distributions were made to the limited partners holding Class B Units.

     (c) Liquidity and Capital Resources

     Net cash used in operating activities increased to $23,643 for the three months ended March 31, 2002 from $19,166 for the same period in 2001 due to the corresponding decrease in net income, as explained above, and additional accounts receivable collected in 2001. Cash provided by investing activities decreased to $295,199 for the three months ended March 31, 2002 from $314,977 for the same period in 2001 primarily due the decrease in net income as described above. Cash flows used in financing activities decreased to $284,009 for the three months ended March 31, 2002 from $304,405 for the same period in 2001 primarily due to the reduction in cash available for distributions to limited partners resulting from the decrease in cash flows generated from the IBM Jacksonville Building as described above.

     The Partnership's distributions payable for 2002 have been paid from net cash from operations and from distributions received from its investments in joint ventures. While there is no guarantee, the General Partners anticipate that cash distributions to limited partners holding Class A units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations, which the Partnership believes will continue to be adequate to meet both operating requirements and provide for distributions to limited partners. The Partnership is unaware of any known demands, commitments, events or capital expenditures, which are required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way.

     (d) Inflation

     The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

     (e) Critical Accounting Policies

     The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

     The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership's accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     Straight-Lined Rental Revenues
     The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest through its investments in joint ventures on a straight-line basis over the terms of the respective leases. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Operating Cost Reimbursements
     The Partnership generally bills tenants for operating cost reimbursements through its investments in joint ventures on a monthly basis at amounts estimated largely based on actual prior period activity and the respective tenant lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective tenant lease terms. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Real Estate
     Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2002, 2001 or 2000.

                           PART II - OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     WELLS REAL ESTATE FUND V, L.P.
                     (Registrant)
Dated: May 10, 2002  By: /s/ Leo F. Wells, III
                         ------------------------------------
                     Leo F. Wells, III, as Individual
                     General Partner and as President,
                     Sole Director and Chief Financial
                     Officer of Wells Capital, Inc., the
                     General Partner of Wells Partners, L.P.