Form 10-Q
period 2002-06-30
WELLS REAL ESTATE FUND V L P
filed 2002-08-14
CIK 869713

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-21580

WELLS REAL ESTATE FUND V, L.P.
(Exact name of registrant as specified in its charter)

Georgia (State of other jurisdiction of incorporation or organization)	58-1936904 (I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Atlanta, GA	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

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

WELLS REAL ESTATE FUND V, L.P.
(A Georgia Public Limited Partnership)

PART I.    FINANCIAL INFORMATION

Effective July 3, 2002, Wells Real Estate Fund V (the “Partnership”) engaged Ernst & Young LLP (“Ernst & Young”) as its principal accountants to audit the Partnership’s financial statements. In accordance with the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589, Ernst & Young completed its review of the unaudited financial statements of the Partnership for the quarter ended March 31, 2002 pursuant to Rule 10-01(d) of Regulation S-X within the 60-day period allowed pursuant to the SEC Release, and no material modifications to the previously reported financial information were required.

WELLS REAL ESTATE FUND V, L.P.
(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) June 30, 2002	December 31, 2001
ASSETS:
Investments in joint ventures (Note 2)	$10,791,666	$11,133,823
Cash and cash equivalents	32,810	26,219
Due from affiliates	275,109	295,198

Total assets	$11,099,585	$11,455,240

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable	$0	$2,460
Partnership distributions payable	254,542	284,008

Total liabilities	254,542	286,468

Partners’ capital:
Limited partners:
Class A—1,566,416 units outstanding	10,845,043	11,168,772
Class B—134,186 units outstanding	0	0

Total partners’ capital	10,845,043	11,168,772

Total liabilities and partners’ capital	$11,099,585	$11,455,240

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND V, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
REVENUES:
Equity in income of joint ventures (Note 2)	$91,681	$173,821	$256,335	$344,662
Interest income	0	0	790	393

	91,681	173,821	257,125	345,055

EXPENSES:
Legal and accounting	2,514	2,500	9,643	11,150
Computer costs	1,745	4,708	3,729	5,507
Partnership administration	16,165	19,362	29,024	28,866

	20,424	26,570	42,396	45,523

NET INCOME	$71,257	$147,251	$214,729	$299,532

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$71,257	$147,251	$214,729	$299,532

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER CLASS A LIMITED PARTNER UNIT	$0.04	$0.09	$0.13	$0.19

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0	$0	$0	$0

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.16	$0.18	$0.34	$0.35

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND V, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2001
AND THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2000	1,566,416	$11,675,654	134,186	$0	$11,675,654
Net income	0	629,113	0	0	629,113
Partnership distributions	0	(1,135,995)	0	0	(1,135,995)

BALANCE, December 31, 2001	1,566,416	11,168,772	134,186	0	11,168,772
Net income	0	214,729	0	0	214,729
Partnership distributions	0	(538,458)	0	0	(538,458)

BALANCE, June 30, 2002 (unaudited)	1,566,416	$10,845,043	134,186	$0	$10,845,043

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND V, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$214,729	$299,532
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint venture	(256,335)	(344,662)
Changes in assets and liabilities:
Accounts receivable	0	1,395
Accounts payable	(2,460)	(2,000)

Net cash used in operating activities	(44,066)	(45,735)

CASH FLOW FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	618,581	592,922

CASH FLOW FROM FINANCING ACTIVITIES:
Partnership distributions paid	(567,924)	(577,790)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,591	(30,603)
CASH AND CASH EQUIVALENTS, beginning of year	26,219	54,981

CASH AND CASH EQUIVALENTS, end of period	$32,810	$24,378

The accompanying notes are an integral part of these statementss.

WELLS REAL ESTATE FUND V, L.P.
(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Business

Wells Real Estate Fund V, L.P. (“the Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as the General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Class B limited partners shall have a one-time right to elect to have all of their units treated as Class A units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partner unit has equal voting rights, regardless of class.

On March 6, 1992, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on April 27, 1992. The offering was terminated on March 3, 1993, at which time the Partnership had sold 1,520,967 Class A units and 179,635 Class B units representing capital contributions of $17,006,020 from investors who were admitted to the Partnership as limited partners.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of June 30, 2002, the Partnership owned interests in the following 5 properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund IV-V Associates	— Wells Real Estate Fund IV, L.P. — Wells Real Estate Fund V, L.P.
1.     Village Overlook Property
Two substantially identical two-story office buildings located Clayton County, Georgia
2.     IBM Jacksonville Building
A four-story office building located in Jacksonville, Florida

Fund V-VI Associates	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P	3. Hartford Building A four-story office building located in Hartford, Connecticut 4. Stockbridge Village II Two retail buildings located in Clayton County, Georgia

Fund V-VI-VII Associates	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	5. Marathon Building A three-story office building located in Appleton, Wisconsin

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2001.

(b)  Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K filed for the year ended December 31, 2001.

(c)  Distributions of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

•	First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the General Partners until each general partner has received distributions equal to 10% of the total distributions declared by the Partnership per annum.

•	Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Class B units.

(d)  Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the new guidance, management reviews each of the properties in which it holds an interest for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Also, material long-lived assets held for sale are separately identified in the balance sheets and their related net operating income is segregated as income from discontinued operations in the statements of income. In addition, depreciation of long-lived assets held for sale is not recorded. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the asset.

2.    INVESTMENT IN JOINT VENTURES

(a)  Basis of Presentation

The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K filed for the year ended December 31, 2001.

(b)  Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for the three and six months ended June 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund IV-V Associates	$402,421	$534,778	$16,611	$142,137	$10,354	$88,599
Fund V-VI Associates	250,640	259,906	122,654	130,371	56,915	60,496
Fund V-VI-VII Associates	243,288	244,677	148,307	150,221	24,412	24,726

	$896,349	$1,039,361	$287,572	$422,729	$91,681	$173,821

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund IV-V Associates	$919,494	$1,050,924	$144,267	$283,589	$89,926	$176,770
Fund V-VI Associates	758,265	518,754	255,930	255,984	118,758	118,784
Fund V-VI-VII Associates	486,818	491,525	289,499	298,345	47,651	49,108

	$2,164,577	$2,061,203	$689,696	$837,918	$256,335	$344,662

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

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

(b)  Results of Operations

Revenues

Gross revenues decreased to $257,125 for the six months ended June 30, 2002 compared to $345,055 for the six months ended June 30, 2001 due to (i) a decrease in rental revenues for the IBM Jacksonville Building resulting from several vacancies during the first six months of the year 2002 and (ii) additional sales tax assessment for the IBM Jacksonville Building in the fourth quarter of 2001.

Expenses

Expenses decreased to $42,396 for the six months ended June 30, 2002 compared to $45,523 for the six months ended June 30, 2002 primarily due to a decrease in legal and accounting expense, partially offset by an increase in partnership administration expense, both of which resulted from a change in the timing of services rendered during 2002 compared to 2001.

As a result, net income decreased to $214,729 for the six months ended June 30, 2002 as compared to $299,532 for the six months ended June 30, 2001.

Distributions

The Partnership declared cash distributions to the limited partners holding Class A units of $0.34 per unit for the six months ended June 30, 2002 and $0.35 per unit for the same period in 2001. No cash distributions were made to the limited partners holding Class B units.

(c)  Liquidity and Capital Resources

Net cash used in operating activities remained relatively constant at $44,066 for the six months ended June 30, 2002 compared to $45,735 for the same period in 2001. Cash provided by investing activities increased to $618,581 for the six months ended June 30, 2002 from $592,922 for the same period in 2001 due to a corresponding increase in cash generated from joint ventures during the first quarter of 2002 as compared to the first quarter of 2001; the Partnership receives distributions based on the cash generated from joint ventures during the respective immediately preceding quarterly accounting periods. Cash flows used in financing activities decreased to $567,924 for the six months ended June 30, 2002 from $577,790 for the same period in 2001 primarily due to the reduction in cash available for distributions to limited partners resulting from the decrease in cash flows generated from the IBM Jacksonville Building as described in previous section.

The Partnership’s distributions payable for 2002 have been paid from net cash from operations and from distributions received from its investments in joint ventures. While there is no guarantee, the General Partners anticipate that cash distributions to limited partners holding Class A units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations, which the Partnership believes will continue to be adequate to meet both operating requirements and provide for distributions to limited partners.

Partnership distributions decreased for the second quarter of 2002, as compared to the first quarter of 2002, as a result of reserving cash available for distributions in order to fund significant tenant improvements and leasing costs associated with re-leasing space at the Hartford Building and the IBM Jacksonville Building, which is anticipated to occur during the fourth quarter of 2002.

(d)  Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually. These provisions should reduce the Partnership’s exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership’s leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(e)  Critical Accounting Policies

The Partnership’s accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership’s accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

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

PART II—OTHER INFORMATION

Item 6(b)

During the second quarter of 2002, the Registrant filed a Current Report on Form 8-K dated May 16, 2002 disclosing the dismissal of Arthur Andersen LLP as its independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002
WELLS REAL ESTATE FUND V, L.P.
(Registrant)

By:                     /s/    LEO F. WELLS, III
Leo F. Wells, III, as Individual
General Partner, and as President,
Sole Director of Wells Capital, Inc., the
General Partner of Wells Partners, L.P.

Date: August 12, 2002	By: /s/ DOUGLAS P. WILLIAMS As Chief Financial Officer

EXHIBIT INDEX
TO
SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND V, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002