Form 10-Q
period 2002-09-30
WELLS REAL ESTATE FUND V L P
filed 2002-11-13
CIK 869713

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file number 0-21580

WELLS REAL ESTATE FUND V, L.P.
(Exact name of registrant as specified in its charter)

Georgia (State of other jurisdiction of incorporation or organization)	58-1936904 (I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Atlanta, GA (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

________________________________________________________
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

             Yes ☒ No ☐

Form 10-Q

Wells Real Estate Fund V, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) September 30, 2002	December 31, 2001

ASSETS:
Investments in joint ventures (Note 2)	$10,637,917	$11,133,823
Cash and cash equivalents	30,572	26,219
Due from affiliates	279,390	295,198

Total assets	$10,947,879	$11,455,240

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable	$1,225	$2,460
Partnership distributions payable	253,322	284,008

Total liabilities	254,547	286,468

Partners’ capital:
Limited partners:
Class A — 1,566,416 units outstanding	10,693,332	11,168,772
Class B — 134,186 units outstanding	0	0

Total partners’ capital	10,693,332	11,168,772

Total liabilities and partners’ capital	$10,947,879	$11,455,240

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

REVENUES:
Equity in income of joint ventures (Note 2)	$125,641	$181,786	$381,977	$526,448
Interest income	188	1,120	977	1,513
Other income	5	0	5	0

	125,834	182,906	382,959	527,961

EXPENSES:
Legal and accounting	6,278	1,392	23,103	14,803
Computer costs	1,858	2,997	5,587	8,504
Partnership administration	14,862	11,174	36,704	37,779

	22,998	15,563	65,394	61,086

NET INCOME	$102,836	$167,343	$317,565	$466,875

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$102,836	$167,343	$317,565	$466,875

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0.00	$0.00	$0.00	$0.00

NET INCOME PER CLASS A LIMITED PARTNER UNIT	$0.07	$0.11	$0.20	$0.30

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.16	$0.19	$0.51	$0.54

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

	Limited Partners

	Class A		Class B

	Units	Amount	Units	Amount	Total Partners’ Capital

BALANCE, December 31, 2000	1,566,416	$11,675,654	134,186	$0	$11,675,654

Net income	0	629,113	0	0	629,113
Partnership distributions	0	(1,135,995)	0	0	(1,135,995)

BALANCE, December 31, 2001	1,566,416	11,168,772	134,186	0	11,168,772

Net income	0	317,565	0	0	317,565
Partnership distributions	0	(793,005)	0	0	(793,005)

BALANCE, September 30, 2002 (unaudited)	1,566,416	$10,693,332	134,186	$0	$10,693,332

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended

	September 30, 2002	September 30, 2001

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$317,565	$466,875
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(381,977)	(526,448)
Changes in assets and liabilities:
Accounts receivable	0	1,395
Accounts payable	(1,235)	(2,000)

Net cash used in operating activities	(65,647)	(60,178)

CASH FLOW FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	893,691	891,804

CASH FLOW FROM FINANCING ACTIVITIES:
Partnership distributions paid from accumulated earnings	(378,198)	(479,638)
Partnership distributions paid in excess of accumulated earnings	(445,493)	(372,265)

Net cash used in financing activities	(823,691)	(851,903)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,353	(20,277)

CASH AND CASH EQUIVALENTS, beginning of year	26,219	54,981

CASH AND CASH EQUIVALENTS, end of period	$30,572	$34,704

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of September 30, 2002, the Partnership owned interests in the following 5 properties through the affiliated joint ventures listed below:

Joint Venture		Joint Venture Partners		Properties

Fund IV - V Associates	-	Wells Real Estate Fund IV, L.P.	1.	Village Overlook Property
	-	Wells Real Estate Fund V, L.P.		Two substantially identical two-story office buildings located in Clayton County, Georgia
			2.	IBM Jacksonville Building
A four-story office building located in Jacksonville, Florida

Fund V - VI Associates	-	Wells Real Estate Fund V, L.P.	3.	Hartford Building
	-	Wells Real Estate Fund VI, L.P.		A four-story office building located in Hartford, Connecticut
			4.	Stockbridge Village II
Two retail buildings located in Clayton County, Georgia

Fund V-VI-VII Associates	-	Wells Real Estate Fund V, L.P.	5.	Marathon Building
	-	Wells Real Estate Fund VI, L.P.		A three-story office building
	-	Wells Real Estate Fund VII, L.P.		located in Appleton, Wisconsin

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the Partnership’s Form 10-K filed for the year ended December 31, 2001.

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

         (c)      Distributions of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly to the limited partners as follows:

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

         (d)      Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this accounting standard, management reviews each of the properties in which the partnership holds an interest for impairment as events or changes in circumstances arise, which indicate that the carrying amounts of such assets may not be recoverable and the future undiscounted cash flows expected to be generated by such assets are less than the respective carrying amounts. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amounts of the impaired assets to amounts that reflect the fair value of the assets at the time impairment is evident.

Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Material long-lived assets held for sale are separately identified in the balance sheets, and the related net operating income is segregated as income from discontinued operations in the statements of income. Depreciation is not recorded for long-lived assets held for sale. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the assets for use in operations. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

         (e)      Reclassifications

Certain prior year amounts have been reclassified to conform with the current period financial statement presentation.

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

          (b)    Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for the three and nine months ended September 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Three Months Ended		Three Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund IV - V Associates	$417,028	$540,110	$62,783	$159,454	$39,134	$99,392

Fund V - VI Associates	250,299	258,309	131,053	124,098	60,813	57,585
Fund V-VI-VII Associates	244,445	244,189	156,098	150,721	25,694	24,809

	$911,772	$1,042,608	$349,934	$434,273	$125,641	$181,786

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund IV - V Associates	$1,336,162	$1,591,035	$207,050	$443,042	$129,060	$276,163

Fund V - VI Associates	757,924	777,063	386,983	380,082	179,572	176,369
Fund V-VI-VII Associates	731,264	735,685	445,597	449,066	73,345	73,916

	$2,825,350	$3,103,783	$1,039,630	$1,272,190	$381,977	$526,448

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

         (a)      Forward Looking Statements

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, including lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

         (b)      Results of Operations

Revenues
Gross revenues decreased to $382,959 for the nine months ended September 30, 2002 compared to $527,961 for the nine months ended September 30, 2001 due to a corresponding decrease in equity in income of joint ventures resulting from (i) a decrease in rental revenues generated from the IBM Jacksonville Building resulting from several vacancies during 2002, partially offset by (ii) lower depreciation expense for the Marathon Building, as certain fixed assets became fully depreciated in 2002.

100% of the space at the Hartford Building was re-leased for a period of 10 years effective December 1, 2002. Based on the terms of the new lease, rental revenues for the Hartford building are expected to increase by approximately 2% over the new lease term.

Expenses
Expenses increased to $65,394 for the nine months ended September 30, 2002 compared to $61,086 for the nine months ended September 30, 2002 primarily due to primarily due to increased costs associated with professional services.

As a result, net income decreased to $317,565 for the nine months ended September 30, 2002 as compared to $466,875 for the nine months ended September 30, 2001.

Distributions
Distributions to the limited partners holding Class A units decreased to $0.51 per unit, with respect to the nine months ended September 30, 2002, from $0.54 for the same period in 2001 primarily due to vacancies at the Village Overlook Property and IBM Jacksonville Building occurring during 2002. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners.

Future operating cash distributions to the limited partners holding Class A units may decline in the near term as the

Partnership funds its portion of anticipated leasing costs and tenant improvements related to (i) a 10 year lease renewal executed by the sole tenant of the Hartford Building beginning on December 1, 2002 and (ii) the expiration of a lease for a significant tenant at the IBM Jacksonville Building effective March 31, 2003.

         (c)      Liquidity and Capital Resources

Net cash used in operating activities increased to $65,647 for the nine months ended September 30, 2002 compared to $60,178 for the same period in 2001 primarily due the increase in costs for professional services as discussed above. Cash provided by investing activities remained relatively constant at $893,691 for the nine months ended September 30, 2002 and $891,804 for the same period in 2001, which is reflective of the income generated to the Partnership from its investments in joint ventures during the corresponding accounting periods; the Partnership receives distributions from joint ventures based on the cash generated during each immediately preceding quarterly accounting period. Cash flows used in financing activities decreased to $823,691 for the nine months ended September 30, 2002 from $851,903 for the same period in 2001 primarily due to the increase in costs for professional services discussed in the previous section. The Partnership expects to continue to meets its short-term liquidity requirements, generally through the use of net cash from operations and distributions received from investments in joint ventures.

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

Real Estate
Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of the General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a – 14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	During the third quarter of 2002, the Registrant filed a Current Report on Form 8-K dated July 3, 2002 disclosing the appointment of Ernst & Young LLP as the principal accountant to audit the financial statements of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND V, L.P. (Registrant)
By:	WELLS PARTNERS, L.P. (General Partner)

By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 13, 2002	/s/ LEO F. WELLS, III

Leo F. Wells, III President

November 13, 2002	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

         I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ LEO F. WELLS, III

Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

         I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX
TO
THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND V, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002