Form 10-K
period 2002-12-31
WELLS REAL ESTATE FUND V L P
filed 2003-03-31
CIK 869713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                                                               to

Commission file number 0-21580

WELLS REAL ESTATE FUND V, L. P.

(Exact name of registrant as specified in its charter)

Georgia	58-1936904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Suite 250 Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code Securities registered pursuant to Section 12 (b) of the Act:	(70) 449-7800

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12 (g) of the Act:

CLASS A UNIT

(Title of Class)

CLASS B UNIT

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Aggregate market value of the voting stock held by non-affiliates: Not Applicable

PART I

ITEM 1.    BUSINESS

General

Wells Real Estate Fund V, L.P. (“the Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as the General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Class B limited partners shall have a one-time right to elect to have all of their units treated as Class A units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the general partners. Each limited partner unit has equal voting rights, regardless of class.

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

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the general partner of Wells Partners and Wells Management Company, Inc., an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11—“Compensation of General Partners and Affiliates” for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 2002.

Insurance

Wells Management Company, Inc. carries comprehensive liability and extended coverage with respect to all the properties owned by the Partnership through its investments in joint ventures. In the opinion of management of the registrant, all such properties are adequately insured.

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

ITEM 2.     PROPERTIES

As of December 31, 2002, the Partnership owned the following interests in properties through following joint ventures between the Partnership and affiliated limited partnerships.

			Occupancy %
Joint Venture	Joint Venture Partners	Properties	12/31/02	12/31/01	12/31/00	12/31/99	12/31/98
Fund IV—V Associates	• Wells Real Estate Fund IV, L.P. • Wells Real Estate Fund V, L.P.	1. Village Overlook Property Two substantially identical two-story office buildings located in Clayton County, Georgia	95%	94%	78%	62%	92%
		2. IBM Jacksonville Building A four-story office building located in Jacksonville, Florida	74%	93%	93%	94%	94%
Fund V—VI Associates	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	3. Hartford Building A four-story office building located in Hartford, Connecticut	100%	100%	100%	100%	100%
		4. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia	93%	100%	100%	100%	72%
Fund V—VI—VII Associates	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	5. Marathon Building A three-story office building located in Appleton, Wisconsin	100%	100%	100%	100%	100%

Each of the foregoing properties was acquired on an all cash basis. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method.

As of December 31, 2002, the lease expirations scheduled during each of the following ten years for all properties which the Partnership owned an interest through investments in joint ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnerships Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Base Rent
2003(1)	3	64,924	$1,153,004	$718,321	25.0%	28.1%
2004	4	14,577	340,773	190,407	5.6	8.3
2005	5	13,367	283,130	176,390	5.1	6.9
2006(2)	4	86,610	1,198,118	285,496	33.3	29.2
2007	1	2,505	77,930	48,550	1.0	1.9
2008	1	4,393	101,717	47,197	1.7	2.5
2009	1	2,632	53,955	33,614	1.0	1.3
2012(3)	1	71,000	894,600	415,094	27.3	21.8

	20	260,008	$4,103,227	$1,915,069	100.0%	100.0%

(1)	IBM Lease (62,406 square feet)
(2)	Marathon Lease (76,000 square feet)
(3)	Hartford Lease (71,000 square feet)

The joint ventures and properties in which the Partnership owns an interest as of December 31, 2002 are described below:

Fund IV—V Associates

On April 14, 1992, the Partnership and Wells Real Estate Fund IV, L.P. (“Wells Fund IV”), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund IV -V Associates. The investment objectives of Wells Fund IV are substantially identical to those of the Partnership. As of December 31, 2002, Wells Fund IV and the Partnership had contributed approximately $4,837,041 and $8,032,509 for equity interests of 38% and 62% in Fund IV-V Associates, respectively.

The Partnership owns interests in the following two properties through its investment in Fund IV -V Associates:

IBM Jacksonville Building

On June 8, 1992, Fund IV- V Associates acquired 5.676 acres of real property located in Jacksonville, Florida at a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet (the “IBM Jacksonville Building”). As of December 31, 2002, the Partnership contributed $3,479,750 and Wells Fund V contributed $5,000,116 to Fund IV- V Associates to fund the acquisition and development of the IBM Jacksonville Building.

The IBM Jacksonville Building is leased primarily by International Business Machines Corporation (“IBM”), a computer sales and service corporation. The initial term of the IBM lease for 62,406 square feet is 9 years and 11 months and commenced upon completion of the building in June 1993, with an option to extend the initial lease for two consecutive five-year periods. The annual base rent payable under the IBM lease during the initial term is $1,122,478. IBM is also required to pay additional rent equal to its share of operating expenses during the lease term.

The IBM lease will expire on April 30, 2003. IBM has informed Fund IV-V Associates that it will not exercise the first option to extend the lease term at that time. Annual revenues are estimated to be reduced by approximately $1,275,000 when this space becomes vacant on April 30, 2003. Management is actively marketing the property to prospective tenants. In connection therewith, management has undertaken a renovation project for the common areas, including the lobbies and corridors, in an effort to make the building attractive to prospective tenants.

The average effective annual rental per square foot at the Jacksonville Building was $12.72 for 2002, $17.49 for 2001, $16.46 for 2000, $16.80 for 1999, and $16.69 for 1998.

Village Overlook Property

On September 14, 1992, Fund IV- V Associates acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the “Village Overlook Property”). As of December 31, 2002, the Partnership had contributed

$3,032,393 and Wells Fund IV had contributed $1,357,291 to Fund IV- V Associates for the acquisition and development of the Village Overlook Property.

The average effective annual rental per square foot was $18.86 for 2002, $16.51 for 2001, $15.90 for 2000, $12.75 for 1999, and $13.46 for 1998.

Fund V—VI Associates

On December 27, 1993, The Partnership and Wells Real Estate Fund VI, L.P. (“Wells Fund VI”), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement (Fund V—VI Associates). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. As of December 31, 2002, the Partnership and Wells Fund VI had contributed $4,544,601 and $5,329,541 to Fund V—VI Associates for equity interests of approximately 46% and 54%, respectively.

The Partnership owns interests in the following two properties through its investment in Fund V -VI Associates:

The Hartford Building

On December 29, 1993, Fund V -VI Associates purchased the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet, from Hartford Accident and Indemnity Company for a purchase price $6,900,000. The Hartford Building is located on 5.56 acres of land in Southington, Hartford County, Connecticut. The funds used by Fund V—VI Associates to acquire the Hartford Building were derived from capital contributions made by the Partnership and Wells Fund VI totaling $3,508,797 and $3,432,707.

The entire building is leased to Hartford Fire Insurance Company (“Hartford”) for a period of nine years and eleven months commencing December 29, 1993. In December 2002, Hartford exercised its option to extend the initial term of the lease for ten years. The annual base rent during the extended lease period is $741,950 for the first year with periodic rent increases during the remaining life of the lease. Under the terms of the lease renewal, Hartford is entitled to a $355,000 allowance for tenant improvements during the first five years of the lease term. Hartford is responsible for property taxes, operating expenses, and general repair and maintenance work. Hartford has the option to renew this lease for two additional five year periods.

The average effective annual rental per square foot was $10.16 for 2002 and $10.11 for 2001, 2000, 1999, and 1998.

Stockbridge Village II

On November 12, 1993, Wells Fund V purchased 2.46 acres of real property located in Clayton County, Georgia for $1,022,634. On July 1, 1994, Wells Fund V contributed this land as capital contribution to Fund V-VI Associates. Construction of a 5,400 square foot retail building was completed in November 1994. A second retail building containing approximately 10,423 square feet was completed in June 1995. The total construction cost of the second building in Stockbridge Village II was approximately $2,933,000. As of December 31, 2002, the Partnership had contributed $1,896,834, and Wells Fund V contributed $1,035,804 to Fund V-VI Associates for the acquisition and development of Stockbridge Village II.

The entire first building (approximately 36% of the property) is leased by Apple Restaurants, Inc. for a term of nine years and eleven months commencing in December 1994 and expiring in

November 2003. The annual base rent under the lease was $125,982 until December 15, 1999, at which time the annual base rent increased to $137,700. Management will actively pursue prospective replacement tenants during 2003.

The average effective annual rental rate per square foot at Stockbridge Village II was $18.91 for 2002, $17.23 for 2001, $19.70 for 2000, $19.66 for 1999, and $14.90 for 1998.

Fund V—VI—VII Associates

On September 8, 1994, the Partnership, Wells Fund VI and Wells Real Estate Fund VII, L. P. (“Wells Fund VII”), Georgia public limited partnerships affiliated with the Partnership through common general partners, entered into a joint venture agreement (Fund V-VI-VII Associates). The investment objectives of Wells Fund VII are substantially identical to those of the Partnership. As of December 31, 2002, the Partnership held an equity interest of approximately 16% in the following property through its investment in Fund V-VI-VII Associates:

Marathon Building

On September 16, 1994, Fund V-VI-VII Associates purchased the Marathon Building, a three-story office building containing approximately 76,000 rentable square feet on approximately 6.2 acres of land in Appleton, Wisconsin, for a $8,746,598, including closing and acquisition costs of approximately $497,000. The funds used by Fund V-VI-VII Associates to acquire the Marathon Building were derived from capital contributions made by the Partnership, Wells Fund VI and Wells Fund VII totaling $1,337,505, $3,470,958 and $3,470,958, respectively.

The entire Marathon Building is leased to Jaakko Poyry Fluor Daniel for a period of twelve years, three and one-half months, with options to renew the lease for two additional five-year periods. The current annual base rent is $990,000. The current lease expires on December 31, 2006.

The average effective annual rental rate per square foot at the Marathon Building was $12.79 for 2002 and $12.78 for 2001, 2000, 1999 and 1998.

ITEM 3.    LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 2002.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II

ITEM 5.    MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2003, the Partnership had 1,566,416 outstanding Class A Units held by a total of 1,606 Limited Partners and 134,186 outstanding Class B Units held by a total of 79 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Because fiduciaries of retirement plans subject to ERISA are required to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the Partnership Agreement to report estimated Unit values to the Limited Partners each year in the Partnership’s annual Form 10-K. The methodology to be utilized for determining such estimated Unit values under the Partnership Agreement requires the General Partners to estimate the amount a Unit holder would receive if the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the Limited Partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated Unit valuations, based upon their estimates of property values as of December 31, 2002, to be approximately $8.54 per Class A Unit and $8.54 per Class B Unit, based upon market conditions existing in early December 2002. In connection with these estimated valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were reasonable; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership’s properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the values of the Limited Partners’ Units, what a Limited Partner might be able to sell his Units for, or the fair market value of the Partnership’s properties, nor do they represent the amount of net proceeds Limited Partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations performed by the General Partners are estimates only, and are based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans for limited ERISA reporting purposes, as any indication of the fair market value of their Units.

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

Distributions For Quarter Ended	Total Cash Distribution	Per Class A Unit
		Investment Income	Return of Capital
March 31, 2001	$274,384	$0.10	$0.08
June 30, 2001	$274,112	$0.10	$0.08
Sept. 30, 2001	$303,492	$0.10	$0.09
Dec. 31, 2001	$284,007	$0.10	$0.08
March 31, 2002	$283,916	$0.09	$0.09
June 30, 2002	$254,542	$0.04	$0.12
Sept. 30, 2002	$254,547	$0.07	$0.09
Dec. 31, 2002	$97,896	$0.05	$0.00

The fourth quarter distribution was accrued for accounting purposes in 2002 and was paid to the limited partners holding Class A units in February 2003.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data as of and for the fiscal years ended December 31, 2002, 2001, 2000, 1999, and 1998.

	2002	2001	2000	1999	1998
Total assets	$10,803,548	$11,455,240	$11,981,060	$12,499,237	$13,038,503
Total revenues	520,875	711,789	689,029	706,291	708,264
Net income	403,761	629,113	614,337	625,679	622,106
Net income allocated to Class A Limited Partners	403,761	629,113	614,337	625,679	622,106
Net loss allocated to Class B Limited Partners	0	0	0	0	0
Net income per weighted average Class A Limited Partner Unit(1)	$0.26	$0.40	$0.39	$0.40	$0.40
Net loss per weighted average Class B Limited Partner Unit(1)	0	0	0	0	0
Cash Distributions per weighted average Class A Limited Partner Unit(1) Investment Income	0.26	0.40	0.39	0.40	0.40
Return of Capital	0.31	0.33	0.33	0.36	0.35

(1)	Weighted average units are calculated by averaging units over the period during which they are outstanding and converted to Class A or Class B units accordingly.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

(a)  Forward Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report including lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flow.

(b)  Results of Operations

Gross Revenues

Gross revenues of the Partnership were $520,875, $711,789 and $689,029 for 2002, 2001 and 2000, respectively. The 2002 decrease from 2001 and the 2001 increase from 2000 resulted from the corresponding fluctuations in equity in income of joint ventures described below.

Equity in Income of Joint Ventures – Operations

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the partnership holds an interest decreased in 2002, as compared to 2001, primarily due to a decrease in occupancy of the IBM Jacksonville Building. Such gross revenues increased in 2001, as compared to 2000, primarily due to increased rental income and operating cost reimbursements from tenants of the Village Overlook Property and IBM Jacksonville Building, partially offset by a decrease in rental income at Stockbridge Village II.

Expenses of Joint Ventures

The expenses of the joint ventures in which the partnership holds an interest remained relatively stable for 2002, as compared to 2001, and for 2001, as compared to 2000. The 2002 decrease in expenses resulting form the decrease in occupancy of the IBM Jacksonville Building was largely offset by an increase in administrative salaries and HVAC repair costs related to significant upgrades for this building.

Expenses

Expenses of the Partnership were $117,114 for 2002, $82,676 for 2001 and $74,692 for 2000. Expenses increased in 2002 from 2001 primarily as a result of increases in administrative salaries and professional fees, offset by a reduction in other general and administrative costs. Expenses increased in 2001 from 2000 primarily due to an increase in administrative salary expenses.

As a result, net income of the Partnership was $403,761, $629,113, and $614,337 for the years ended December 31, 2002, 2001, and 2000, respectively.

(c)  Liquidity and Capital Resources

Cash Flows Used In Operating Activities

Net cash used in operating activities increased to $94,577 for 2002 from $79,308 for 2001 and $66,397 for 2000. The 2002 increase from 2001, and the 2001 increase from 2000 resulted primarily from the increase in partnership administration costs and professional expenses discussed above.

Cash Flows From Investing Activities

Net cash provided by investing activities decreased to $1,175,082 for 2002 from $1,205,939 for 2001 and $1,234,272 for 2000. The 2002 decrease from 2001, and the 2001 decrease from 2000 resulted primarily from reserving a portion of operating cash distributions received from joint ventures in order to fund tenant improvements and leasing commissions for new tenants at the IBM Jacksonville Building in 2002 and the Hartford Building in 2002 and 2001.

Cash Flows Used In Financing Activities

Net cash flows used in financing activities decreased to $1,077,008 for 2002 as compared to $1,155,393 for 2001 and remained relatively stable in 2001, as compared to $1,134,514 for 2000. The 2002 decrease from 2001 and 2000 resulted primarily from lower distributions to partners as a result of decreased distributions from joint ventures as discussed above. In addition, less interest income was received in 2001, as compared to 2000. Accordingly, the distribution rate to Class A limited partners has decreased in 2002, as compared to 2001 and 2000.

Distributions

The Partnership made distributions to the limited partners holding Class A units of $0.57, $0.73 and $0.72 per unit for the years ended December 31, 2002, 2001 and 2000, respectively. Such distributions have been made from accumulated cash received from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners.

The General Partners anticipate that distributions per unit to limited partners holding Class A Units will continue in 2003. Distributions accrued for the fourth quarter of 2002 to the limited partners holding Class A Units were paid in February 2003. No cash distributions were made to limited partners holding Class B Units.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties.

(d)  Related-Party Transactions

Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $101,571, $142,671 and $225,962 for the years ended December 31, 2002, 2001 and 2000, respectively.

Administration Reimbursements

Wells Capital, Inc. performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2002, 2001 and 2000, the Partnership reimbursed $44,179, $36,458 and $26,329, respectively, to Wells Capital, Inc. and its affiliates for these services.

Conflicts of Interests

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(e)  Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

(f) Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. Additional discussion of accounting policies that management considers to be significant, including further discussion of the critical accounting policies described below, is presented in Note 1 to the Partnership’s financial statements included in this report.

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2002 and 2001.

Projections of expected future cash flows requires management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the joint ventures and net income of the Partnership.

(g)  Subsequent Event

On March 18, 2003, four Wells affiliated joint ventures (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to a due diligence period of 60 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
Fund III—IV Associates	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. StockbridgeVillage Center A retail shopping center located in Stockbridge, Georgia
Fund V—VI Associates	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. StockbridgeVillage II Two retail buildings located in Stockbridge, Georgia
Fund VI—VII Associates	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. StockbridgeVillage I Expansion A retail shopping center expansion located in Stockbridge, Georgia
4. StockbridgeVillage III Two retail buildings located in Stockbridge, Georgia
Fund VII—VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. HannoverCenter A retail center located in Stockbridge, Georgia

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II—OTHER INFORMATION

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership’s independent public accountants during the two years ended December 31, 2002.

On May 16, 2002, the general partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s reports on the financial statements of the Partnership for the year ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

On July 3, 2002, the Partnership engaged Ernst & Young, LLP (Ernst & Young) to audit the financial statements of the Partnership, effective immediately. During the fiscal year ended December 31, 2001, and through the date of appointment of Ernst & Young as the Partnership’s independent public accountants, the Partnership did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Partnership, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART III

ITEM 10.    General Partners of the Partnership

Wells Partners, L.P.    The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation (“Wells Capital”). The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Suite 250, Norcross, Georgia 30092.

Leo F. Wells, III.    Mr. Wells is a resident of Atlanta, Georgia, is 59 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President, sole Director and sole shareholder of Wells Real Estate Funds, Inc., which is the parent company of Wells Capital, Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as the principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., all of which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2002.

CASH COMPENSATION TABLE

Name of individual or number in group	Capacities in which served — Form of Compensation	Cash Compensation
Wells Management Company, Inc.	Property Manager — Management and Leasing Fees	$101,571(1)

(1)	The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the joint ventures described in Item 1. and represent the Partnership’s ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2002. Some of these fees were accrued for accounting purposes in 2002; however were not paid until January 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2003

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A Units	Leo F. Wells, III	508.825 units (IRA, 401(k) and Profit Sharing)	less than 1%

No arrangements exist which would, upon execution, result in a change in control of the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

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

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to the lesser of: (A)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. has received

$101,571 in property management and leasing fee compensation for services rendered during the year ended December 31, 2002.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2002, no real estate commissions were paid to the General Partners or their affiliates.

ITEM 14.    CONTROLS AND PROCEDURES

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.	The Financial Statements are contained on pages F-2 through F-61 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

2.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	No reports on Form 8-K were filed with the Commission during the fourth quarter of 2002.

(c)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND V, L.P. (Registrant)

By:	WELLS PARTNERS, L.P.
(General Partner)

By:	WELLS CAPITAL, INC
(Corporate General Partner)

March 31, 2003	/s/ Leo F. Wells, III Leo F. Wells, III

         President

March 31, 2003	/s/ Douglas P. Williams

         Douglas P. Williams

         Principal Financial Officer

         of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS THAT HAVE NOT BEEN REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

EXHIBIT INDEX

TO

2002 FORM 10-K

OF

WELLS REAL ESTATE FUND V, L.P.

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

*10	(e)

Agreement for the Purchase and Sale of Real Property with GL National, Inc. (Exhibit 10(o) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(f)

Lease with International Business Machines Corporation (Exhibit 10(p) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(g)	Lease with ROLM Company (Exhibit 10(q) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(h)

Construction Agreement with McDevitt & Street Company (Exhibit 10(r) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(i)

Development Agreement with ADEVCO Corporation (Exhibit 10(s) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(j)

Guaranty of Development Agreement by David M. Kraxberger (Exhibit 10(t) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(k)

Architect Agreement with Mayes, Sudderth & Etheredge, Inc. (Exhibit 10(u) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(l)

Architect Agreement with Peter C. Sutton, A.I.A. (Exhibit 10(v) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(m)

First Amendment to Joint Venture Agreementof Fund IV and V Associates dated September 9, 1992 (Exhibit 10(w) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(n)

Option Agreement for the Purchase and Sale of Real Property (Exhibit 10(x) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(o)

First Amendment to Option Agreement for the Purchase and Sale of Real Property (Exhibit 10(y) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(p)

Partial Assignment and Assumption of Option Agreement for the Purchase and Sale of Real Property (Exhibit 10(z) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(q)

Lease Agreement with the Executive Committee of the Baptist Convention of the State of Georgia, d/b/a Georgia Baptist Health Care System (Exhibit 10(aa) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(r)

Construction Contract with Cecil N. Brown Co., Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(s)

Agreement for the Purchase and Sale of Real Property with 675 Industrial Park, Ltd. dated September 29, 1993 (Exhibit to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1993, File No. 0-21580)

*10	(t)

Fund V and Fund VI Associates Joint Venture Agreement dated December 27, 1993 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(u)

Sale and Purchase Agreement dated November 17, 1993, with Hartford Accident and Indemnity Company (Exhibit 10(h) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(v)

Lease with Hartford Fire Insurance Company December 29, 1993 (Exhibit 10(i) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(w)

Amended and Restated Custodial Agency Agreement dated April 1, 1994, between Wells Real Estate Fund V, L.P. and NationsBank of Georgia, N.A. (Exhibit to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10	(x)

First Amendment to Joint Venture Agreement of Fund V and Fund VI Associates dated July 1, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10	(y)

Land and Building Lease Agreement dated March 29, 1994, between Apple Restaurants, Inc. and NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund V, L.P. (Exhibit to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10	(z)

Building Lease Agreement dated September 9, 1994, between Glenn’s Open-Pit Bar-B-Que, Inc. and NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10	(aa)

Joint Venture Agreement of Fund V, Fund VI and Fund VII Associates dated September 8, 1994, among Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. (Exhibit 10(j) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(bb)

Agreement for the Purchase and Sale of Property dated August 24, 1994, between Interglobia Inc.—Appleton and NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(cc)

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

*10	(dd)

Building Lease dated February 14, 1991, between Interglobia Inc.—Appleton and Marathon Engineers/Architects/Planners, Inc. (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(ee)

Limited Guaranty of Lease dated January 1, 1993, by J. P. Finance OY and Fluor Daniel, Inc. for the benefit of Interglobia Inc.—Appleton (included as Exhibit B to Assignment, Assumption and Amendment of Lease referred to as Exhibit 10(ff) below, which is included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(ff)

Assignment, Assumption and Amendment of Lease dated January 1, 1993, among Interglobia Inc.—Appleton, Marathon Engineers/Architects/Planners, Inc. and Jaakko Pöyry Fluor Daniel (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(gg)

Second Amendment to Building lease dated August 15, 1994, between Interglobia Inc. -Appleton and Jaakko Pöyry Fluor Daniel (successor-in-interest to Marathon Engineers/Architects/Planners, Inc.) (included as Exhibit D-1 to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(hh)

Assignment and Assumption of Lease dated September 6, 1994, between Interglobia Inc.—Appleton and NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(q) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

10(ii)	First Amendment to Lease with Hartford Fire Insurance Company

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund V, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund V, L.P. (a Georgia public limited partnership) as of December 31, 2002 and the related statements of income, partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wells Real Estate Fund V, L.P. as of December 31, 2001, and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements before the restatement adjustments described in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund V, L.P. at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Wells Real Estate Fund V, L.P. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 and 2000 financial statements. Our procedures included (a) agreeing the restatement adjustment amounts to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Wells Real Estate Fund, L.P. other than with respect to such restatement adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/    Ernst & Young LLP

Atlanta, Georgia

January 24, 2003

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 2001 included in the previous year’s Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2002.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund V, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND V, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

ASSETS

	2002	2001
INVESTMENT IN JOINT VENTURES	$10,615,729	$11,133,823
CASH AND CASH EQUIVALENTS	29,716	26,219
DUE FROM JOINT VENTURES	158,103	295,198

Total assets	$10,803,548	$11,455,240

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Partnership distributions payable	$97,901	$284,008
Accounts payable and accrued expenses	24,015	2,460

Total liabilities	121,916	286,468

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
Limited partners:
Class A—1,566,416 units issued and outstanding	10,681,632	11,168,772
Class B—134,186 units issued and outstanding	0	0

Total partners’ capital	10,681,632	11,168,772

Total liabilities and partners’ capital	$10,803,548	$11,455,240

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
REVENUES:
Equity in income of Joint Ventures	$519,893	$710,276	$681,339
Interest income	982	1,513	7,690

	520,875	711,789	689,029

EXPENSES:
Partnership administration	71,771	55,106	44,869
Legal and accounting	38,162	13,983	17,950
Other general and administrative	7,181	13,587	11,873

	117,114	82,676	74,692

NET INCOME	$403,761	$629,113	$614,337

NET INCOME ALLOCATED TO CLASSA LIMITED PARTNERS	$403,761	$629,113	$614,337

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.26	$0.40	$0.39

DISTRIBUTION PER WEIGHTED AVERAGE CLASSA LIMITED PARTNER UNIT	$0.57	$0.73	$0.72

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 1999	1,566,416	$12,195,024	134,186	$0	$12,195,024

Net income	0	614,337	0	0	614,337
Partnership distributions	0	(1,133,707)	0	0	(1,133,707)

BALANCE, December 31, 2000	1,566,416	11,675,654	134,186	0	11,675,654

Net income	0	629,113	0	0	629,113
Partnership distributions	0	(1,135,995)	0	0	(1,135,995)

BALANCE, December 31, 2001	1,566,416	11,168,772	134,186	0	11,168,772

Net income	0	403,761	0	0	403,761
Partnership distributions	0	(890,901)	0	0	(890,901)

BALANCE, December 31, 2002	1,566,416	$10,681,632	134,186	$0	$10,681,632

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$403,761	$629,113	$614,337

Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(519,893)	(710,276)	(681,339)
Changes in assets and liabilities:
Accounts receivable	0	1,395	(1,395)
Accounts payable and accrued expenses	21,555	460	2,000

Total adjustments	(498,338)	(708,421)	(680,734)

Net cash used in operating activities	(94,577)	(79,308)	(66,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Joint Ventures	0	0	0
Distributions received from Joint Ventures	1,175,082	1,205,939	1,234,272

Net cash provided by investing activities	1,175,082	1,205,939	1,234,272

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners in excess of accumulated earnings	(597,204)	(508,414)	(539,070)
Distributions to partners from accumulated earnings	(479,804)	(646,979)	(595,444)

Net cash used in financing activities	(1,077,008)	(1,155,393)	(1,134,514)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,497	(28,762)	33,361
CASH AND CASH EQUIVALENTS, beginning of year	26,219	54,981	21,620

CASH AND CASH EQUIVALENTS, end of year	$29,716	$26,219	$54,981

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$158,103	$295,198	$299,976

Partnership distributions payable	$97,901	$284,008	$303,406

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund V, L.P. (the “Partnership”) is a public limited partnership organized on October 25, 1990 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Class B limited partners have a one-time right to elect to have all of their units treated as Class A units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

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

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities (the “Joint Ventures”). As of December 31, 2002, the Partnership owned interests in the following 5 properties through the affiliated Joint Ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund IV—V Associates	—Wells Real Estate Fund IV, L.P. —Wells Real Estate Fund V, L.P.

1. Village Overlook Property

Two substantially identical two-story office buildings located in Clayton County, Georgia

2. IBM Jacksonville Building

A four-story office building located in Jacksonville, Florida

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund V—VI Associates	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	3. Hartford Building A four-story office building located in Hartford, Connecticut
4. Stockbridge Village II Two retail buildings located in Clayton County, Georgia

Fund V-VI-VII Associates	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	5. Marathon Building A three-story office building located in Appleton, Wisconsin

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Distribution of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, is distributed to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A units until they have received a 10% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then paid first to the general partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No cash distributions will be made to the limited partners holding Class B units.

Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	To limited partners on a per unit basis until all limited partners have received 100% of his/her adjusted capital contributions, as defined

•	To limited partners holding units, which at any time have been treated as Class B units, until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units on a per unit basis.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

•	To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

•	To all the general partners until they have received 100% of their capital contribution, as defined

•	Thereafter, 80% to the limited partners and 20% to the general partners

Allocation of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A units and the general partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

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

Gain on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

Investment in Joint Ventures

Basis of Presentation

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership, as further described below.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations is distributed to the joint venture partners on a quarterly basis.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Real Estate Assets

The Joint Ventures’ real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Ventures to date.

Revenue Recognition

The Joint Ventures’ leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Ventures’ leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Rental Income

The future minimum rental income due Fund IV and V Associates under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$1,032,477
2004	682,067
2005	405,768
2006	211,870
2007	92,921
Thereafter	94,423

$2,519,526

One tenant contributed approximately 59% of rental income. In addition, one tenant will contribute approximately 11% of future minimum rental income.

The future minimum rental income due Fund V and VI Associates under noncancelable operating leases, at December 31, 2002 is as follows:

Year ending December 31:
2003	$1,049,266
2004	1,066,466
2005	1,008,701
2006	1,035,458
2007	937,823
Thereafter	4,392,962

$9,490,676

Two tenants contributed approximately 71% and 13% of rental income for the year ended December 31, 2002. In addition, one tenant will contribute approximately 89% of future minimum rental income.

The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$990,000
2004	990,000
2005	990,000
2006	990,000
2007	0
Thereafter	0

$3,960,000

One tenant contributed 100% of rental income for the year ended December 31, 2002 and will contribute 100% of future minimum rental income.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Prepaid Expenses and Other Assets

Prepaid expenses and other assets of the Joint Ventures is comprised primarily of deferred leasing costs and refundable security deposits. Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the corresponding balance sheets. Pursuant to the respective leases, the Joint Ventures may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Restatement Adjustments

The Joint Ventures have historically reported property operating costs net of reimbursements from tenants as an expense in their statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Joint Ventures now present these reimbursements as revenue and the gross property operating costs as expenses. Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance has no impact on the financial position, net income, or cash flows of the Partnership or its Joint Ventures.

The joint venture statements of income presented in Note 3 have been restated to reflect the effects of this revised presentation.

Cash and Cash Equivalents

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

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

2. RELATED-PARTY TRANSACTIONS

Due from Joint Ventures at December 31, 2002 and 2001 represents the Partnership’s share of cash to be distributed from its joint venture investments for the fourth quarters of 2002 and 2001, as follows:

	2002	2001
Fund IV and V Associates	$105,503	$180,840
Fund V and VI Associates	12,987	75,563
Fund V, VI, and VII Associates	39,613	38,795

	$158,103	$295,198

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for supervising the management and leasing of the Partnership’s properties, the joint ventures pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Ventures incurred management and leasing fees and lease acquisition costs of $101,571, $142,671, and $225,962, for the years ended December 31, 2002, 2001, and 2000, respectively, which were paid to Wells Management.

Wells Capital, Inc. (the “Company”) performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses. During 2002, 2001 and 2000, the Partnership reimbursed $44,179, $36,458 and $26,329 to Wells Capital, Inc. and its affiliates for these services.

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

3. INVESTMENT IN JOINT VENTURES

The Partnership’s investment and percentage ownership in the Joint Ventures at December 31, 2002 and 2001 are summarized as follows:

	2002		2001
	Amount	Percent	Amount	Percent
Fund IV and V Associates	$6,091,442	62%	$6,465,239	62%
Fund V and VI Associates	3,533,162	46	3,618,438	46
Fund V, VI, and VII Associates	991,125	16	1,050,146	16

	$10,615,729		$11,133,823

The following is a roll forward of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2002 and 2001.:

	2002	2001
Investment in Joint Ventures, beginning of year	$11,133,823	$11,624,708
Equity in income of Joint Ventures	519,893	710,276
Distributions from Joint Ventures	(1,037,987)	(1,201,161)

Investment in Joint Ventures, end of year	$10,615,729	$11,133,823

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund IV and V Associates

On April 14, 1992, the Partnership entered into a joint venture agreement with Wells Real Estate Fund IV, L.P. (“Fund IV”). The joint venture, Fund IV and V Associates, was formed for the purpose of investing in commercial real properties. During 1992, Fund IV and V Associates purchased a parcel of land on which the Village Overlook Project was developed. During 1992, the joint venture also purchased a second parcel of land in Jacksonville, Florida, on which the Jacksonville IBM Building was developed. During 2000, Fund IV made additional capital contributions to Fund IV and V Associates. Ownership interests were recomputed accordingly.

Following is selected financial information of Fund IV and V Associates:

Fund IV and V Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

Assets

	2002	2001
Real estate assets, at cost:
Land	$2,011,534	$2,011,534
Building and improvements, less accumulated depreciation of $4,262,645 in 2002 and $3,710,357 in 2001	7,531,090	8,001,259
Construction in progress	75,997	43,982

Total real estate assets	9,618,621	10,056,775
Cash and cash equivalents	304,906	339,137
Prepaid expenses and other assets, net	110,776	157,525
Accounts receivable	89,916	219,120

Total assets	$10,124,219	$10,772,557

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$176,801	$94,553
Partnership distributions payable	144,263	265,119
Deferred rent	30,756	0
Due to affiliates	0	40,809

Total liabilities	351,820	400,481

Partners’ capital:
Wells Real Estate Fund IV	3,680,957	3,906,837
Wells Real Estate Fund V	6,091,442	6,465,239

Total partners’ capital	9,772,399	10,372,076

Total liabilities and partners’ capital	$10,124,219	$10,772,557

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund IV and V Associates

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001		2000
Revenues:
Rental income	$1,771,231	$2,113,934		$2,002,958
Reimbursement income (1)	187,690	174,201	(1)	211,778	(1)
Interest income	6,307	8,618		10,460
Other income	428	330		360

	1,965,656	2,297,083		2,225,556

Expenses:
Depreciation	552,288	516,534		508,805
Management and leasing fees	184,697	232,632		269,653
Operating costs	838,357	861,954		851,013
Partnership administration	85,845	47,647		40,841
Legal and accounting	11,723	17,414		9,246

	1,672,910	1,676,181		1,679,558

Net income	$292,746	$620,902		$545,998

Net income allocated to Wells Real Estate Fund IV	$110,268	$233,875		$205,660

Net income allocated to Wells Real Estate Fund V	$182,478	$387,027		$340,338

(1)	Amounts have been restated to reflect tenant reimbursements of $174,201 in 2001 and $211,778 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments section of Note 1.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund IV and V Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001, and 2000

	Wells Real Estate Fund IV	Wells Real Estate Fund V	Total Partners’ Capital
Balance, December 31, 1999	$4,232,634	$7,031,998	$11,264,632
Net income	205,660	340,338	545,998
Partnership contributions	16,686	0	16,686
Partnership distributions	(390,017)	(645,420)	(1,035,437)

Balance, December 31, 2000	4,064,963	6,726,916	10,791,879
Net income	233,875	387,027	620,902
Partnership distributions	(392,001)	(648,704)	(1,040,705)

Balance, December 31, 2001	3,906,837	6,465,239	10,372,076
Net income	110,268	182,478	292,746
Partnership distributions	(336,148)	(556,275)	(892,423)

Balance, December 31, 2002	$3,680,957	$6,091,442	$9,772,399

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund IV and V Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$292,746	$620,902	$545,998

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	552,288	516,534	508,805
Amortization of deferred leasing costs	45,918	53,622	44,442
Changes in assets and liabilities:
Accounts receivable	129,204	36,616	44,390
Prepaid expenses and other assets, net	831	(11,923)	(7,741)
Accounts payable	82,248	28,560	16,313
Deferred rent	30,756	0	0
Due to affiliates	(40,809)	(13,858)	9,069

Total adjustments	800,436	609,551	615,278

Net cash provided by operating activities	1,093,182	1,230,453	1,161,276

Cash flows from investing activities:
Investments in deferred leasing costs	0	(29,140)	(32,558)
Investment in real estate	(114,134)	(105,007)	(114,273)

Net cash used in investing activities	(114,134)	(134,147)	(146,831)

Cash flows from financing activities:
Contributions from joint venture partners	0	0	16,686
Distributions to joint venture partners	(1,013,279)	(1,036,759)	(1,018,661)

Net cash used in financing activities	(1,013,279)	(1,036,759)	(1,001,975)

Net (decrease) increase in cash and cash equivalents	(34,231)	59,547	12,470
Cash and cash equivalents, beginning of year	339,137	279,590	267,120

Cash and cash equivalents, end of year	$304,906	$339,137	$279,590

Supplemental disclosure of noncash activities:
Partnership distributions payable	$144,263	$265,119	$261,173

Fund V and VI Associates

On December 27, 1993, the Partnership entered into a joint venture agreement with Wells Real Estate Fund VI, L.P. (“Fund VI”). The joint venture, Fund V and VI Associates, was formed for the purpose of investing in commercial real properties. In December 1993, the joint venture purchased a 71,000-square foot, four-story office building known as the Hartford Building in Southington, Connecticut. On June 26, 1994, the Partnership contributed its interest in a parcel of land, the Stockbridge Village II property, to the joint venture. The Stockbridge Village II property consists of two separate restaurants and began operations during 1995. During 1999, Fund VI made additional capital contributions to Fund V and VI Associates. Ownership interests were recomputed accordingly.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Following is selected financial information for Fund V and VI Associates:

Fund V and VI Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

Assets

	2002	2001
Real estate assets, at cost:
Land	$1,622,733	$1,622,733
Building and improvements, less accumulated depreciation of $3,142,211 in 2002 and $2,769,703 in 2001	5,733,513	6,013,993
Construction in progress	0	85,550

Total real estate assets	7,356,246	7,722,276
Prepaid expenses and other assets, net	338,397	36,095
Cash and cash equivalents	250,123	120,054
Accounts receivable	71,856	95,299

Total assets	$8,016,622	$7,973,724

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$328,574	$28,030
Deferred rent	60,982	0
Partnership distributions payable	12,987	147,840

Total liabilities	402,543	175,870

Partners’ capital:
Wells Real Estate Fund V	3,533,162	3,618,438
Wells Real Estate Fund VI	4,080,917	4,179,416

Total partners’ capital	7,614,079	7,797,854

Total liabilities and partners’ capital	$8,016,622	$7,973,724

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund V and VI Associates

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001		2000
Revenues:
Rental income	$1,020,831	$990,117		$1,029,287
Reimbursement income (1)	51,437	48,887	(1)	47,457	(1)
Interest income	2,123	5,848		750

	1,074,391	1,044,852		1,077,494

Expenses:
Depreciation	372,508	396,992		396,990
Operating costs	66,285	70,764		65,787
Management and leasing fees	58,394	62,264		67,354
Legal and accounting	12,038	12,000		7,677
Partnership administration	49,636	22,896		14,185

	558,861	564,916		551,993

Net income	$515,530	$479,936		$525,501

Net income allocated to Wells Real Estate Fund V	$239,221	$222,705		$243,848

Net income allocated to Wells Real Estate Fund VI	$276,309	$257,231		$281,653

(1)	Amounts have been restated to reflect tenant reimbursements of $48,887 in 2001 and $47,457 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments section of Note 1.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund V and VI Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001, and 2000

	Wells Real Estate Fund V	Wells Real Estate Fund VI	Total Partners’ Capital
Balance, December 31, 1999	$3,980,699	$4,597,841	$8,578,540
Net income	243,848	281,653	525,501
Partnership distributions	(433,410)	(500,604)	(934,014)

Balance, December 31, 2000	3,791,137	4,378,890	8,170,027
Net income	222,705	257,231	479,936
Partnership distributions	(395,404)	(456,705)	(852,109)

Balance, December 31, 2001	3,618,438	4,179,416	7,797,854
Net income	239,221	276,309	515,530
Partnership distributions	(324,497)	(374,808)	(699,305)

Balance, December 31, 2002	$3,533,162	$4,080,917	$7,614,079

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund V and VI Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$515,530	$479,936	$525,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	372,508	396,992	396,990
Amortization of deferred leasing costs	12,210	9,590	9,589
Changes in assets and liabilities:
Accounts receivable	23,443	14,378	25,552
Accounts payable	300,544	9,415	321
Deferred rent	60,982	0	0
Due to affiliates	0	0	(1,775)

Total adjustments	769,687	430,375	430,677

Net cash provided by operating activities	1,285,217	910,311	956,178

Cash flows from investing activities:
Investment in real estate	(6,478)	(85,550)	0
Investments in deferred leasing costs	(314,512)	0	0

Net cash used in investing activities:	(320,990)	(85,550)	0

Cash flows from financing activities:
Distributions to joint venture partners	(834,158)	(901,986)	(936,556)

Net increase (decrease) in cash and cash equivalents	130,069	(77,225)	19,622
Cash and cash equivalents, beginning of year	120,054	197,279	177,657

Cash and cash equivalents, end of year	$250,123	$120,054	$197,279

Supplemental disclosure of noncash activities:
Partnership distributions payable	$12,987	$147,840	$197,717

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

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Following is selected financial information for Fund V, VI, and VII Associates:

Fund V, VI, and VII Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

Assets

	2002	2001
Real estate assets, at cost:
Land	$314,591	$314,591
Building and improvements, less accumulated depreciation of $2,736,531 in 2002 and $2,392,085 in 2001	5,631,373	5,975,819

Total real estate assets	5,945,964	6,290,410
Cash and cash equivalents	241,373	238,016
Accounts receivable	76,818	94,746

Total assets	$6,264,155	$6,623,172

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$240,662	$235,695
Accounts payable	710	0
Due to affiliates	0	6,112

Total liabilities	241,372	241,807

Partners’ capital:
Wells Real Estate Fund V	991,125	1,050,146
Wells Real Estate Fund VI	2,519,171	2,669,167
Wells Real Estate Fund VII	2,512,487	2,662,052

Total partners’ capital	6,022,783	6,381,365

Total liabilities and partners’ capital	$6,264,155	$6,623,172

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund V, VI, and VII Associates

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Revenues:
Rental income	$972,072	$971,051	$971,050
Interest income	2,367	8,135	0

	974,439	979,186	971,050

Expenses:
Depreciation	344,446	334,716	350,585
Management and leasing fees	6,111	9,442	9,442
Legal and accounting	4,000	4,500	5,750
Partnership administration	20,705	18,044	13,536
Operating costs	2,614	1,648	1,505

	377,876	368,350	380,818

Net income	$596,563	$610,836	$590,232

Net income allocated to Wells Real Estate Fund V	$98,194	$100,544	$97,152

Net income allocated to Wells Real Estate Fund VI	$249,542	$255,513	$246,894

Net income allocated to Wells Real Estate Fund VII	$248,827	$254,779	$246,186

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund V, VI, and VII Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001, and 2000

	Wells Real Estate Fund V	Wells Real Estate Fund VI	Wells Real Estate Fund VII	Total Partners’ Capital
Balance, December 31, 1999	$1,165,776	$2,963,015	$2,955,059	$7,083,850
Net income	97,152	246,894	246,186	590,232
Partnership distributions	(156,273)	(397,137)	(395,999)	(949,409)

Balance, December 31, 2000	1,106,655	2,812,772	2,805,246	6,724,673
Net income	100,544	255,513	254,779	610,836
Partnership distributions	(157,053)	(399,118)	(397,973)	(954,144)

Balance, December 31, 2001	1,050,146	2,669,167	2,662,052	6,381,365
Net income	98,194	249,542	248,827	596,563
Partnership distributions	(157,215)	(399,538)	(398,392)	(955,145)

Balance, December 31, 2002	$991,125	$2,519,171	$2,512,487	$6,022,783

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund V, VI, and VII Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$596,563	$610,836	$590,232

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	344,446	334,716	350,585
Changes in assets and liabilities:
Accounts receivable	17,928	8,950	8,949
Accounts payable	710	0	0
Due from affiliates	0	0	2,450
Due to affiliates	(6,112)	464	1,142

Total adjustments	356,972	344,130	363,126

Net cash provided by operating activities	953,535	954,966	953,358
Cash flows from financing activities:
Distributions to joint venture partners	(950,178)	(955,192)	(950,366)

Net increase (decrease) in cash and cash equivalents	3,357	(226)	2,992
Cash and cash equivalents, beginning of year	238,016	238,242	235,250

Cash and cash equivalents, end of year	$241,373	$238,016	$238,242

Supplemental disclosure of noncash activities:
Partnership distributions payable	$240,662	$235,695	$236,743

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

4.    INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement net income	$403,761	$629,113	$614,337
Increase (decrease) in net income resulting from:
Meals & Entertainment	312	0	0
Penalties	19	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	235,311	221,177	225,468
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	(26,879)	(12,394)	5,044
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	97,938	42,338	45,453

Income tax basis net income	$710,462	$880,234	$890,302

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement partners’ capital	$10,681,632	$11,168,772	$11,675,654
Increase (decrease) in partners’ capital resulting from:
Meals & Entertainment	312	0	0
Penalties	19	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	1,591,540	1,356,229	1,135,052
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	2,178,700	2,178,700	2,178,700
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(70,855)	(168,793)	(211,131)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	(909)	25,970	38,364
Partnership’s distributions payable	97,901	284,008	303,406

Income tax basis partners’ capital	$14,478,340	$14,844,886	$15,120,045

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

5. QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001.

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$165,445	$91,681	$125,834	$137,915
Net income	143,473	71,257	102,836	86,195
Net income allocated to Class A limited partners	143,473	71,257	102,836	86,195
Net income per Class A limited partner unit	$0.09	$0.04	$0.07	$0.06
Distribution per Class A limited partner unit (a)	0.18	0.16	0.16	0.06

	2001 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$171,234	$173,821	$182,906	$183,828
Net income	152,280	147,251	167,343	162,239
Net income allocated to Class A limited partners	152,280	147,251	167,343	162,239
Net income per Class A limited partner unit	$0.10	$0.09	$0.11	$0.10
Distribution per Class A limited partner unit	0.18	0.18	0.19	0.18

(a)	The totals of the four quarterly amounts do not equal the totals for the year. This difference results from rounding differences between quarters.

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund IV and Fund V Associates

We have audited the accompanying balance sheets of Fund IV and Fund V Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund IV and Fund V Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

March 18, 2003

FUND IV AND FUND V ASSOCIATES

(A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

Assets

	2002	2001
Real estate assets, at cost:
Land	$2,011,534	$2,011,534
Building and improvements, less accumulated depreciation of $4,262,645 in 2002 and $3,710,357 in 2001	7,531,090	8,001,259
Construction in progress	75,997	43,982

Total real estate assets	9,618,621	10,056,775
Cash and cash equivalents	304,906	339,137
Accounts receivable	89,916	219,120
Other assets, net	110,776	157,525

Total assets	$10,124,219	$10,772,557

Liabilities and Partners’ Capital
Liabilities:
Accounts payable and refundable security deposits	$176,801	$94,553
Partnership distributions payable	144,263	265,119
Deferred rent	30,756	0
Due to affiliates	0	40,809

Total liabilities	351,820	400,481

Partners’ capital:
Fund IV	3,680,957	3,906,837
Fund V	6,091,442	6,465,239

Total partners’ capital	9,772,399	10,372,076

Total liabilities and partners’ capital	$10,124,219	$10,772,557

See accompanying notes.

FUND IV AND FUND V ASSOCIATES

(A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Revenues:
Rental income	$1,771,231	$2,113,934	$2,002,958
Reimbursement income	187,690	174,201	211,778
Interest income	6,307	8,618	10,460
Other income	428	330	360

	1,965,656	2,297,083	2,225,556

Expenses:
Depreciation	552,288	516,534	508,805
Management and leasing fees	184,697	232,632	269,653
Operating costs	838,357	861,954	851,013
Joint Venture administration	85,845	47,647	40,841
Legal and accounting	11,723	17,414	9,246

	1,672,910	1,676,181	1,679,558

Net income	$292,746	$620,902	$545,998

Net income allocated to Fund IV	$110,268	$233,875	$205,660

Net income allocated to Fund V	$182,478	$387,027	$340,338

See accompanying notes.

FUND IV AND FUND V ASSOCIATES

(A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Fund IV	Fund V	Total Partners’ Capital
Balance, December 31, 1999	$4,232,634	$7,031,998	$11,264,632

Net income	205,660	340,338	545,998
Partnership contributions	16,686	0	16,686
Partnership distributions	(390,017)	(645,420)	(1,035,437)

Balance, December 31, 2000	4,064,963	6,726,916	10,791,879

Net income	233,875	387,027	620,902
Partnership distributions	(392,001)	(648,704)	(1,040,705)

Balance, December 31, 2001	3,906,837	6,465,239	10,372,076

Net income	110,268	182,478	292,746
Partnership distributions	(336,148)	(556,275)	(892,423)

Balance, December 31, 2002	$3,680,957	$6,091,442	$9,772,399

See accompanying notes.

FUND IV AND FUND V ASSOCIATES

(A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$292,746	$620,902		$545,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	552,288	516,534		508,805
Amortization of deferred leasing costs	45,918	53,622		44,442
Changes in assets and liabilities:
Accounts receivable	129,204	36,616		44,390
Other assets, net	831	(11,923)		(7,741)
Accounts payable and refundable security deposits	82,248	28,560		16,313
Deferred rent	30,756	0		0
Due to affiliates	(40,809)	(13,858)		9,069

Total adjustments	800,436	609,551		615,278

Net cash provided by operating activities	1,093,182	1,230,453		1,161,276

Cash flows from investing activities:
Investments in deferred leasing costs	0	(29,140)		(32,558)
Investment in real estate	(114,134)	(105,007)		(114,273)

Net cash used in investing activities	(114,134)	(134,147)		(146,831)

Cash flows from financing activities:
Contributions from joint venture partners	0	0		16,686
Distributions to joint venture partners	(1,013,279)	(1,036,759)		(1,018,661)

Net cash used in financing activities	(1,013,279)	(1,036,759)		(1,001,975)

Net (decrease) increase in cash and cash equivalents	(34,231)	59,547		12,470
Cash and cash equivalents, beginning of year	339,137	279,590		267,120

Cash and cash equivalents, end of year	$304,906	$339,137		$279,590

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Partnership distributions payable	$144,263	$265,119		$261,173

Write-off of accounts receivable	$43,143	$0	3$	0

See accompanying notes.

FUND IV AND FUND V ASSOCIATES

(A GEORGIA JOINT VENTURE)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On April 14, 1992, Wells Real Estate Fund IV, L.P. (“Wells Fund IV”) and Wells Real Estate Fund V, L.P (“Wells Fund V”) entered into an agreement to form Fund IV and Fund V Associates (the “Joint Venture”). The general partners of Wells Fund IV and Wells Fund V are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed for the purpose of developing, constructing and operating commercial real properties. On September 14, 1992, the Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each, known as the Village Overlook Property. On June 8, 1992, the Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet, known as the IBM Jacksonville Building.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund IV and Wells Fund V in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is

FUND IV AND FUND V ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS—(Continued)

calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets, net

As of December 31, 2002 and 2001, other assets, net is comprised of the following items:

	2002	2001
Deferred leasing costs, net	$57,410	$103,328
Refundable security deposits	49,091	49,922
Utility deposits	4,275	4,275

Total	$110,776	$157,525

Deferred leasing costs, net reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs include accumulated amortization of $326,106 and $323,331 as of December 31, 2002 and 2001, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2002 or 2001.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund IV and Wells Fund V are required

FUND IV AND FUND V ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS—(Continued)

to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.    RELATED-PARTY TRANSACTIONS

Wells Fund IV and Wells Fund V entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund IV and Wells Fund V. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $184,697, $232,632 and $269,653 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., and affiliate of Wells Partners, L.P., and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $85,845, $47,647 and $40,841, respectively, to Wells Capital, Inc., and its affiliates for these services.

The general partners of Wells Fund IV and Wells Fund V are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.    RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

Year ending December 31:
2003	$1,032,477
2004	682,067
2005	405,768
2006	211,870
2007	92,921
Thereafter	94,423

$2,519,526

One tenant contributed approximately 59% of rental income for the year ended December 31, 2002. In addition, one tenant will contribute approximately 11% of future minimum rental income.

FUND IV AND FUND V ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2002
Description		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
VILLAGE OVERLOOK PROPERTY (a)	None	$479,386	$0	$4,242,187	$512,344	$4,209,229	$0	$4,721,573	$1,541,153	1992	09/14/92	20 to 25 years
IBM JACKSONVILLE BUILDING (b)	None	1,384,751	0	7,774,942	1,499,190	7,584,506	75,997	9,159,693	2,721,492	1992	06/08/92	20 to 25 years

Total		$1,864,137	$0	$12,017,129	$2,011,534	$11,793,735	$75,997	$13,881,266	$4,262,645

(a)	The Village Overlook Property consists of a 17,847-square-foot medical building completed in March 1993 and a nearly identical medical office building completed in April 1994.
(b)	The IBM Jacksonville Building is a four-story, 88,600-square-foot office building located in Jacksonville, Florida.
(c)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND IV AND FUND V ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$13,547,852	$2,685,018
2000 additions	114,273	508,805

BALANCE AT DECEMBER 31, 2000	13,662,125	3,193,823
2001 additions	105,007	516,534

BALANCE AT DECEMBER 31, 2001	13,767,132	3,710,357
2002 additions	114,134	552,288

BALANCE AT DECEMBER 31, 2002	$13,881,266	$4,262,645

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund V and Fund VI Associates:

We have audited the accompanying balance sheets of Fund V and Fund VI Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund V and Fund VI Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

March 18, 2003

FUND V AND FUND VI ASSOCIATES

(A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

Assets

	2002	2001
Real estate assets, at cost:
Land	$1,622,733	$1,622,733
Building and improvements, less accumulated depreciation of $3,142,211 in 2002 and $2,769,703 in 2001	5,733,513	6,013,993
Construction in progress	—	85,550

Total real estate assets	7,356,246	7,722,276
Cash and cash equivalents	250,123	120,054
Accounts receivable	71,856	95,299
Other assets, net	338,397	36,095

Total assets	$8,016,622	$7,973,724

Liabilities and Partners’ Capital
Liabilities:
Accounts payable and refundable security deposits	$328,574	$28,030
Deferred rent	60,982	—
Partnership distributions payable	12,987	147,840

Total liabilities	402,543	175,870

Partners’ capital:
Wells Fund V	3,533,162	3,618,438
Wells Fund VI	4,080,917	4,179,416

Total partners’ capital	7,614,079	7,797,854

Total liabilities and partners’ capital	$8,016,622	$7,973,724

See accompanying notes.

FUND V AND FUND VI ASSOCIATES

(A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Revenues:
Rental income	$1,020,831	$990,117	$1,029,287
Reimbursement income	51,437	48,887	47,457
Interest income	2,123	5,848	750

	1,074,391	1,044,852	1,077,494

Expenses:
Depreciation	372,508	396,992	396,990
Operating costs	66,285	70,764	65,787
Management and leasing fees	58,394	62,264	67,354
Legal and accounting	12,038	12,000	7,677
Joint Venture administration	49,636	22,896	14,185

	558,861	564,916	551,993

Net income	$515,530	$479,936	$525,501

Net income allocated to Wells Fund V	$239,221	$222,705	$243,848

Net income allocated to Wells Fund VI	$276,309	$257,231	$281,653

See accompanying notes.

FUND V AND FUND VI ASSOCIATES

(A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Wells Fund V	Wells Fund VI	Total Partners’ Capital
Balance, December 31, 1999	$3,980,699	$4,597,841	$8,578,540
Net income	243,848	281,653	525,501
Partnership distributions	(433,410)	(500,604)	(934,014)

Balance, December 31, 2000	3,791,137	4,378,890	8,170,027
Net income	222,705	257,231	479,936
Partnership distributions	(395,404)	(456,705)	(852,109)

Balance, December 31, 2001	3,618,438	4,179,416	7,797,854
Net income	239,221	276,309	515,530
Partnership distributions	(324,497)	(374,808)	(699,305)

Balance, December 31, 2002	$3,533,162	$4,080,917	$7,614,079

See accompanying notes.

FUND V AND FUND VI ASSOCIATES

(A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$515,530	$479,936	$525,501

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	372,508	396,992	396,990
Amortization of deferred leasing costs	12,210	9,590	9,589
Changes in assets and liabilities:
Accounts receivable	23,443	14,378	25,552
Accounts payable and refundable security deposits	300,544	9,415	321
Deferred rent	60,982	—	—
Due to affiliates	—	—	(1,775)

Total adjustments	769,687	430,375	430,677

Net cash provided by operating activities	1,285,217	910,311	956,178

Cash flows from investing activities:
Investment in real estate	(6,478)	(85,550)	—
Expenditures for deferred leasing costs	(314,512)	—	—

Net cash used in investing activities	(320,990)	(85,550)	—

Cash flows from financing activities:
Distributions to joint venture partners	(834,158)	(901,986)	(936,556)

Net cash used in financing activities	(834,158)	(901,986)	(936,556)

Net increase (decrease) in cash and cash equivalents	130,069	(77,225)	19,622
Cash and cash equivalents, beginning of year	120,054	197,279	177,657

Cash and cash equivalents, end of year	$250,123	$120,054	$197,279

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$12,987	$147,840	$197,717

See accompanying notes.

FUND V AND FUND VI ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On December 27, 1993, Wells Real Estate Fund V, L.P. (“Wells Fund V”) and Wells Real Estate Fund VI, L.P. (“ Wells Fund VI”) entered into a joint venture agreement to create Fund V and Fund VI Associates (the “Joint Venture”). The general partners of Wells Fund V and Wells Fund VI are Leo F. Wells, III and Wells Partners, L.P., a Georgia private limited partnership.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On December 29, 1993, the Joint Venture purchased the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet. The Hartford Building is located on 5.56 acres of land in Southington, Hartford County, Connecticut.

On November 12, 1993, Wells Fund V purchased 2.46 acres of real property located in Clayton County, Georgia. On July 1, 1994, Wells Fund V contributed this land as capital contribution to Joint Venture. Construction of a 5,400 square foot retail building on this property was completed in November 1994. A second retail building containing approximately 10,423 square feet was completed in June 1995.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

FUND V AND FUND VI ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund V and Wells Fund VI in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to Wells Fund V and Wells Fund VI on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets, net

Other assets, net as of December 31, 2002 and 2001 is comprised of the following items:

	2002	2001
Deferred leasing costs, net	$330,512	$28,210
Refundable security deposits	7,885	7,885

Total	$338,397	$36,095

Deferred leasing costs reflect costs, net, incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include accumulated amortization of $60,655 and $48,445 as of December 31, 2002 and 2001, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

FUND V AND FUND VI ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivable. Management assesses the collectibility of accounts receivable on an ongoing basis and would provide for allowances should such balances, or a portion thereof, be deemed uncollectible. No such allowances have been recorded as of December 31, 2002 or 2001.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund V and Wells Fund VI are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2. RELATED-PARTY TRANSACTIONS

Wells Fund V and Wells Fund VI entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund V and Wells Fund VI. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $58,394, $62,264 and $67,354 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., the affiliate of Wells Partners, L.P., performs certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $49,636, $22,896 and $14,185, respectively, to Wells Capital, Inc., and its affiliates for these services.

The general partners of Wells Fund V and Wells Fund VI are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

FUND V AND FUND VI ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$1,049,266
2004	1,066,466
2005	1,008,701
2006	1,035,458
2007	937,823
Thereafter	4,392,962

$9,490,676

Two tenants contributed approximately 71% and 13% of rental income for the year ended December 31, 2002. In addition, one tenant will contribute approximately 89% of future minimum rental income.

4. SUBSEQUENT EVENT

On March 18, 2003, the Joint Venture, along with three other Wells affiliated joint ventures, (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to a due diligence period of 60 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
Fund III and Fund IV Associates	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia

4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and Fund VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

FUND V AND FUND VI ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2002
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
Hartford Building (a)	None	$528,042	$6,775,574	$118,659	$528,042	$6,894,233	$0	$7,422,275	$2,405,488	1981	12/29/93	20 to 25 years
Stockbridge
Village II (b)	None	1,095,219	0	1,980,726	1,094,691	1,981,491	0	3,076,182	736,723	1994	11/12/93	20 to 25 years

Total		$1,623,261	$6,775,574	$2,099,385	$1,622,733	$8,875,724	$0	$10,498,457	$3,142,211

(a)	The Hartford Building is a four-story, 71,000-square-foot building located in Southington, Connecticut.
(b)	Stockbridge Village II consists of two retail buildings located in Clayton County, Georgia.
(c)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND V AND FUND VI ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$10,406,429	$1,975,721
2000 additions	0	396,990

BALANCE AT DECEMBER 31, 2000	10,406,429	2,372,711
2001 additions	85,550	396,992

BALANCE AT DECEMBER 31, 2001	10,491,979	2,769,703
2002 additions	6,478	372,508

BALANCE AT DECEMBER 31, 2002	$10,498,457	$3,142,211

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund V, Fund VI and Fund VII Associates:

We have audited the accompanying balance sheets of Fund V, Fund VI and Fund VII Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund V, Fund VI and Fund VII Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 18, 2003

FUND V, FUND VI AND FUND VII ASSOCIATES

(A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
Real estate assets, at cost:
Land	$314,591	$314,591
Building and improvements, less accumulated depreciation of $2,736,531 in 2002 and $2,392,085 in 2001	5,631,373	5,975,819

Total real estate assets	5,945,964	6,290,410
Cash and cash equivalents	241,373	238,016
Accounts receivable	76,818	94,746

Total assets	$6,264,155	$6,623,172

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$240,662	$235,695
Accounts payable	710	0
Due to affiliates	0	6,112

Total liabilities	241,372	241,807

Partners’ capital:
Fund V	991,125	1,050,146
Fund VI	2,519,171	2,669,167
Fund VII	2,512,487	2,662,052

Total partners’ capital	6,022,783	6,381,365

Total liabilities and partners’ capital	$6,264,155	$6,623,172

See accompanying notes.

FUND V, FUND VI AND FUND VII ASSOCIATES

(A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Revenues:
Rental income	$972,072	$971,051	$971,050
Interest income	2,367	8,135	0

	974,439	979,186	971,050

Expenses:
Depreciation	344,446	334,716	350,585
Management and leasing fees	6,111	9,442	9,442
Legal and accounting	4,000	4,500	5,750
Joint Venture administration	20,705	18,044	13,536
Operating costs	2,614	1,648	1,505

	377,876	368,350	380,818

Net income	$596,563	$610,836	$590,232

Net income allocated to Fund V	$98,194	$100,544	$97,152

Net income allocated to Fund VI	$249,542	$255,513	$246,894

Net income allocated to Fund VII	$248,827	$254,779	$246,186

See accompanying notes.

FUND V, FUND VI AND FUND VII ASSOCIATES

(A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Fund V	Fund VI	Fund VII	Total Partners’ Capital
Balance, December 31, 1999	$1,165,776	$2,963,015	$2,955,059	$7,083,850
Net income	97,152	246,894	246,186	590,232
Partnership distributions	(156,273)	(397,137)	(395,999)	(949,409)

Balance, December 31, 2000	1,106,655	2,812,772	2,805,246	6,724,673
Net income	100,544	255,513	254,779	610,836
Partnership distributions	(157,053)	(399,118)	(397,973)	(954,144)

Balance, December 31, 2001	1,050,146	2,669,167	2,662,052	6,381,365
Net income	98,194	249,542	248,827	596,563
Partnership distributions	(157,215)	(399,538)	(398,392)	(955,145)

Balance, December 31, 2002	$991,125	$2,519,171	$2,512,487	$6,022,783

See accompanying notes.

FUND V, FUND VI AND FUND VII ASSOCIATES

(A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$596,563	$610,836	$590,232

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	344,446	334,716	350,585
Changes in assets and liabilities:
Accounts receivable	17,928	8,950	8,949
Accounts payable	710	0	0
Due from affiliates	0	0	2,450
Due to affiliates	(6,112)	464	1,142

Total adjustments	356,972	344,130	363,126

Net cash provided by operating activities	953,535	954,966	953,358
Cash flows from financing activities:
Distributions to joint venture partners	(950,178)	(955,192)	(950,366)

Net increase (decrease) in cash and cash equivalents	3,357	(226)	2,992
Cash and cash equivalents, beginning of year	238,016	238,242	235,250

Cash and cash equivalents, end of year	$241,373	$238,016	$238,242

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$240,662	$235,695	$236,743

See accompanying notes.

FUND V, FUND VI AND FUND VII ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On September 8, 1994, the Wells Real Estate Fund V, L.P. (“Wells Fund V”), Wells Real Estate Fund VI, L.P (“Wells Fund VI”) and Wells Real Estate Fund VII (“Wells Fund VII”) entered into a joint venture agreement known as Fund V, Fund VI and Fund VII Associates (the “Joint Venture”). The general partners of Wells Fund V, Wells Fund VI and Wells Fund VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited Joint Venture.

The Joint Venture was formed for the purpose of investing in commercial real properties. In September 1994, Fund V, VI, and VII Associates acquired a 75,000-square foot, three-story office building known as the Marathon Building, located in Appleton, Wisconsin.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund V, Wells Fund VI and Wells Fund VII in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is

FUND V, FUND VI AND FUND VII ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2002 or 2001.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund V, Wells Fund VI and Wells Fund VII are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2. RELATED-PARTY TRANSACTIONS

Wells Fund V, Wells Fund VI and Wells Fund VII entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund V, Wells Fund VI and Wells Fund VII. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $6,111, $9,442 and $9,442 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., an affiliate of Wells Partners, L.P., and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $20,705, $18,044 and $13,536, respectively, to Wells Capital, Inc. and its affiliates for these services.

FUND V, FUND VI AND FUND VII ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002, 2001 AND 2000

The general partners of Wells Fund V, Wells Fund VI and Wells Fund VII are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3. RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$990,000
2004	990,000
2005	990,000
2006	990,000
Thereafter	0

$3,960,000

One tenant contributed 100% of rental income for the year ended December 31, 2002 and will contribute 100% of future minimum rental income.

FUND V, FUND VI AND FUND VII ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost		Costs Capitalized	Gross Amount at Which Carried at December 31, 2002							Life on which
Description	Encumbrances	Land	Buildings and Improvements	Subsequent to Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation is Computed (b)
MARATHON BUILDING (a)	None	$314,591	$8,367,904	$0	$314,591	$8,367,904	$0	$8,682,495	$2,736,531	1991	09/16/94	20 to 25 years

(a)	The Marathon Building is a three-story, 75,000-square-foot building located in Appleton, Wisconsin.
(b)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND V, FUND VI AND FUND VII ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$8,682,495	$1,706,784
2000 additions	0	350,585

BALANCE AT DECEMBER 31, 2000	8,682,495	2,057,369
2001 additions	0	334,716

BALANCE AT DECEMBER 31, 2001	8,682,495	2,392,085
2002 additions	0	344,446

BALANCE AT DECEMBER 31, 2002	$8,682,495	$2,736,531