Form 10-Q
period 2003-03-31
WELLS REAL ESTATE FUND V L P
filed 2003-05-12
CIK 869713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                 to

Commission file number 0-21580

WELLS REAL ESTATE FUND V, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-1936904
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Norcross, GA	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒ No ☐

FORM 10-Q

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) March 31, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$10,477,444	$10,615,729
Cash and cash equivalents	37,686	29,716
Due from Joint Ventures	255,148	158,103

Total assets	$10,770,278	$10,803,548

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable and accrued expenses	$7,244	$24,015
Partnership distributions payable	97,901	97,901

Total liabilities	105,145	121,916

Partners’ capital:
Limited partners:
Class A—1,566,416 units outstanding as of March 31, 2003 and December 31, 2002	10,665,133	10,681,632

Class B—134,186 units outstanding as of March 31, 2003 and December 31, 2002	0	0

Total partners’ capital	10,665,133	10,681,632

Total liabilities and partners’ capital	$10,770,278	$10,803,548

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended
	March 31, 2003	March 31, 2002
REVENUES:
Equity in income of Joint Ventures	$103,880	$164,656
Interest income	329	789

	104,209	165,445

EXPENSES:
Legal and accounting	6,525	9,941
Partnership administration	14,893	10,047
Other general and administrative	1,389	1,984

	22,807	21,972

NET INCOME	$81,402	$143,473

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	81,402	143,473

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0

NET INCOME PER CLASS A LIMITED PARTNER UNIT	$0.05	$0.09

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.06	$0.18

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,566,416	1,566,416

CLASS B	134,186	134,186

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2001	1,566,416	$11,168,772	134,186	$0	$11,168,772
Net income	0	403,761	0	0	403,761
Partnership distributions	0	(890,901)	0	0	(890,901)

BALANCE, December 31, 2002	1,566,416	10,681,632	134,186	0	10,681,632
Net income	0	81,402	0	0	81,402
Partnership distributions	0	(97,901)	0	0	(97,901)

BALANCE, March 31, 2003 (unaudited)	1,566,416	$10,665,133	134,186	$0	$10,665,133

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,402	$143,473
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(103,880)	(164,656)
Changes in assets and liabilities:
Accounts receivable	0	0
Accounts payable and accrued expenses	(16,771)	(2,460)

Net cash used in operating activities	(39,249)	(23,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	145,120	295,199

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid	(97,901)	(284,009)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,970	(12,453)

CASH AND CASH EQUIVALENTS, beginning of period	29,716	26,219

CASH AND CASH EQUIVALENTS, end of period	$37,686	$13,766

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$255,148	$323,383

Partnership distributions payable	$97,901	$283,915

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 (UNAUDITED)

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities (the “Joint Ventures”). As of March 31, 2003, the Partnership owned interests in the following 5 properties through the affiliated Joint Ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund IV and Fund V Associates	— Wells Real Estate Fund IV, L.P. — Wells Real Estate Fund V, L.P.

1. Village Overlook Property

Two substantially identical two-story office buildings located in Clayton County, Georgia

2. IBM Jacksonville Building

A four-story office building located in Jacksonville, Florida

Fund V and Fund VI Associates	— Wells Real Estate Fund IV, L.P. — Wells Real Estate Fund V, L.P.

3. Hartford Building

A four-story office building located in Hartford, Connecticut

Two retail buildings located in Clayton County, Georgia

4. Stockbridge Village II

Two retail buildings located in Clayton County, Georgia

Fund V, Fund VI, and Fund VII Associates	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	5. Marathon Building A three-story office building located in Appleton, Wisconsin

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c) Allocations of Net Income, Net Loss and Gain on Sale

For the purposes of determining allocations per the Partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A units and the general partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

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

(d) Distributions of Net Cash From Operations

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

(e) Distributions of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	To limited partners on a per unit basis until all limited partners have received 100% of his/her adjusted capital contributions, as defined

•	To limited partners holding units, which at any time have been treated as Class B units, until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units on a per unit basis.

•	To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

•	To all the general partners until they have received 100% of their capital contribution, as defined

•	Thereafter, 80% to the limited partners and 20% to the general partners

2.	INVESTMENTS IN JOINT VENTURES

(a) Basis of Presentation

As of March 31, 2003, the Partnership owned interests in five properties through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Summary of Operations

The following information summarizes the operations of the Joint Ventures in which the Partnership held ownership interests for the three months ended March 31, 2003 and 2002, respectively:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund IV and V Associates	$449,506	$564,346	$16,286	$127,656	$10,151	$79,573
Fund V and VI Associates	299,902	274,620	152,683	133,275	70,850	61,843
Fund V, Fund VI, and Fund VII Associates	243,036	243,531	138,996	141,192	22,879	23,240

	$992,444	$1,082,497	$307,965	$402,123	$103,880	$164,656

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require the identification of the Partnership’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for supervising the management and leasing of the Partnership’s properties, the joint ventures pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. For the three months ended March 31, 2003 and 2002, the properties in which the Partnerships owns interests paid management and leasing fees to Wells Management of $54,812 and $50,887, respectively.

Administration Reimbursements

Wells Capital, Inc., an affiliate of the General Partners, perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. For the three months ended March 31, 2003 and 2002, the Partnership reimbursed $12,919 and $8,838, respectively, to Wells Capital, Inc. and its affiliates for these services.

Conflicts of Interests

The general partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership were $104,209 and $165,445 for the three months ended March 31, 2003, and 2002, respectively. The 2003 decrease from 2002 resulted primarily from the corresponding decrease in equity in income of joint ventures as described below.

Equity in Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures in which the Partnership holds an interest decreased in 2003, as compared to 2002, primarily due to a decline in occupancy of the IBM Jacksonville Building, which was 89% occupied as of March 31, 2002 and 74% occupied as of March 31, 2003.

Expenses of Joint Ventures

The expenses of the Joint Ventures in which the Partnership holds an interest increased in 2003, as compared to 2002, primarily due to increases in (i) administrative salaries incurred in connection with evaluating various re-leasing and liquidation strategies for the properties owned the Joint Ventures, and (ii) accounting and legal fees incurred in connection with changing independent auditors in 2002.

Expenses

Expenses of the Partnership were $22,807 and $21,972 for the three months ended March 31, 2003 and 2002, respectively. Expenses increased in 2003 from 2002 primarily as a result of an increase in administrative salaries incurred in connection with evaluating various re-leasing and liquidation strategies for the Partnership’s portfolio of properties.

As a result, net income of the Partnership was $81,402 and $143,473 for the three months ended March 31, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities was $(39,249) and ($23,643) for the three months ended March 31, 2003 and 2002, respectively. The 2003 increase in operating cash flows used is primarily attributable to a change in the timing of payment of administrative salaries and bank fees in 2003, as compared to 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities were $145,120 and $295,199 for the three months ended March 31, 2003 and 2002, respectively. The 2003 decrease from 2002 is largely attributable to the corresponding decline in distributions received from (i) Fund V and Fund VI Associates in order to fund tenant improvements and leasing commissions related to the Hartford lease renewal effective December 2002, and (ii) Fund IV and V Associates in order to establish reserves to fund re-leasing costs anticipated during the second half of 2003 for the IBM Jacksonville building, as the IBM Jacksonville lease terminated on April 30, 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(97,901) and $(284,009) for the three months ended March 31, 2003 and 2002, respectively. The 2003 decrease in financing cash flows used is a direct result of the decline in distributions received from joint ventures for the reasons aforementioned.

Distributions

The Partnership made distributions to the limited partners holding Class A units of $0.06 and $0.18 per unit for the quarters ended March 31, 2003 and 2002, respectively. The 2003 decrease from 2002 resulted from the decline in cash flows from investing activities as described above. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners.

The General Partners anticipate that distributions per unit to limited partners holding Class A Units will decline until the IBM Jacksonville Building is released and the related re-leasing costs have been funded. Distributions accrued for the first quarter of 2003 to the limited partners holding Class A Units were paid in May 2003. No cash distributions were made to limited partners holding Class B Units.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In order to ready the IBM Jacksonville Building for re-leasing, Fund IV-V Associates commenced a lobby and common area renovation project that is anticipated to cost approximately $75,000, of which approximately $35,000 was funding during the first quarter of 2003, and the remainder is expected to be funded during the second quarter of 2003. In addition, Fund IV-V Associates anticipates funding approximately $100,000 for building improvements for the Village Overlook property during the second and third quarter of 2003.

Contract Obligations and Commitments

On March 18, 2003, four Wells affiliated joint ventures (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to a due diligence period of 90 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III-IV Associates	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V-VI Associates	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI-VII Associates	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII-VIII Associates	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

(d) Related Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital, Inc, the general partner of Wells Partners, L.P. and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates (e.g. property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

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

(f) Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership to date.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of the General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	No Reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND V, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

May 9, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

May 9, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 9, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 9, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND V, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002