Form 10-Q
period 2003-06-30
WELLS REAL ESTATE FUND V L P
filed 2003-08-13
CIK 869713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                 to

Commission file number 0-21580

WELLS REAL ESTATE FUND V, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-1936904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, GA	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes ☒    No ☐

FORM 10-Q

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	June 30, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$10,528,005	$10,615,729
Cash and cash equivalents	92,971	29,716
Due from Joint Ventures	79,885	158,103

Total assets	$10,700,861	$10,803,548

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$97,973	$97,901
Accounts payable and accrued expenses	7,370	24,015

Total liabilities	105,343	121,916

Partners’ capital:
Limited partners:
Class A—1,567,566 and 1,566,416 units outstanding as of June 30, 2003 and December 31, 2002, respectively	10,595,518	10,681,632
Class B—133,036 and 134,186 units outstanding as of June 30, 2003 and December 31, 2002, respectively	0	0

Total partners’ capital	10,595,518	10,681,632

Total liabilities and partners’ capital	$10,700,861	$10,803,548

See accompanying notes

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES: Equity in income of Joint Ventures	$61,241	$91,681	$165,121	$256,335
Interest income	0	0	329	790

	61,241	91,681	165,450	257,125

EXPENSES:
Partnership administration	26,344	16,165	43,994	29,024
Legal and accounting	4,358	2,514	8,127	9,643
Other general and administrative	2,182	1,745	3,570	3,729

	32,884	20,424	55,691	42,396

NET INCOME	$28,357	$71,257	$109,759	$214,729

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$28,357	$71,257	$109,759	$214,729

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER CLASS A LIMITED PARTNER UNIT	$0.02	$0.05	$0.07	$0.14

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.06	$0.16	$0.12	$0.34

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,567,566	1,566,416	1,566,991	1,566,416

CLASS B	133,036	134,186	133,611	134,186

See accompanying notes

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2001	1,566,416	$11,168,772	134,186	$0	$11,168,772
Net income	0	403,761	0	0	403,761
Partnership distributions	0	(890,901)	0	0	(890,901)

BALANCE, December 31, 2002	1,566,416	10,681,632	134,186	0	10,681,632
Net income	0	109,759	0	0	109,759
Partnership distributions	0	(195,873)	0	0	(195,873)
Class B conversion elections	1,150	0	(1,150)	0	0

BALANCE, June 30, 2003 (unaudited)	1,567,566	$10,595,518	133,036	$0	$10,595,518

See accompanying notes

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,759	$214,729
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(165,121)	(256,335)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(16,645)	(2,460)

Net cash flows used in operating activities	(72,007)	(44,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	358,903	618,581
Investments in Joint Ventures	(27,840)	0

Net cash flows provided by investing activities	331,063	618,581

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid	(195,801)	(567,924)

NET INCREASE IN CASH AND CASH EQUIVALENTS	63,255	6,591

CASH AND CASH EQUIVALENTS, beginning of period	29,716	26,219

CASH AND CASH EQUIVALENTS, end of period	$92,971	$32,810

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$79,885	$275,109

Partnership distributions payable	$97,973	$254,542

See accompanying notes

WELLS REAL ESTATE FUND V, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund V, L.P. (the “Partnership”) is a public limited partnership organized on October 25, 1990 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership (the “General Partners”). The Partnership has two classes of limited partnership interests, Class A and Class B units. Class B limited partners have a one-time right to elect to have all of their units treated as Class A units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities (the “Joint Ventures”). As of June 30, 2003, the Partnership owned interests in the following five properties through the affiliated Joint Ventures listed below:

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

(c) Allocations of Net Income, Net Loss, and Gain on Sale

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

Gains on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

(e) Distributions of Sales Proceeds

Upon the sale of properties, the net sales proceeds are distributed in the following order:

•	To limited partners on a per unit basis until all limited partners have received 100% of his/her adjusted Capital Contributions, as defined

•	To limited partners holding units, which at any time have been treated as Class B units, until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units on a per unit basis

•	To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

•	To all the General Partners until they have received 100% of their Capital Contribution, as defined

•	Thereafter, 80% to the limited partners and 20% to the General Partners

2.	INVESTMENTS IN JOINT VENTURES

(a)  Basis of Presentation

As of June 30, 2003, the Partnership owned interests in five properties through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)  Summary of Operations

The following information summarizes the operations of the Joint Ventures in which the Partnership held ownership interests for the three months and six months ended June 30, 2003 and 2002, respectively:

	Total Revenues			Net (Loss) Income		Partnership’s Share of Net (Loss) Income
	Three Months Ended			Three Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund IV and V Associates	$307,153	$453,055		$(62,278)	$16,611	$(38,819)	$10,354
Fund V and VI Associates	305,086	255,466		164,440	122,654	76,305	56,915
Fund V, Fund VI and FundVII Associates	242,701	243,288		144,325	148,307	23,755	24,412

	$854,940	$951,809	(1)	$246,487	$287,572	$61,241	$91,681

	Total Revenues			Net (Loss) Income		Partnership’s Share of Net (Loss) Income
	Six Months Ended			Six Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund IV and V Associates	$756,658	$1,017,401		$(45,992)	$144,267	$(28,668)	$89,926
Fund V and VI Associates	604,987	530,086		317,123	255,930	147,155	118,758
Fund V, Fund VI and Fund VII Associates	485,737	486,819		283,321	289,499	46,634	47,651

	$1,847,382	$2,034,306	(2)	$554,452	$689,696	$165,121	$256,335

(1)	Amounts have been restated to reflect tenant reimbursements of $55,460 as revenues for the three months ended June 30, 2002, which has no impact on net income.

(2)	Amounts have been restated to reflect tenant reimbursements of $(130,272) as revenues for the six months ended June 30, 2002, which has no impact on net income.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.	RELATED-PARTY TRANSACTIONS

(a)  Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests paid management and leasing fees to Wells Management of $39,241 and $61,836 for the three months ended June 30, 2003 and 2002, respectively, and $94,054 and $117,939 for the six months ended June 30, 2003 and 2002, respectively.

(b)  Administration Reimbursements

Wells Capital, Inc., an affiliate of the General Partners, perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $13,546 and $8,704 for the three months ended June 30, 2003 and 2002, respectively, and $26,466 and $17,542 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services. The Joint Ventures reimbursed $30,160 and $30,838 for the three months ended June 30, 2003 and 2002, respectively, and $56,241 and $61,363 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

(c)  Conflicts of Interest

The General Partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other

Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

5.    SUBSEQUENT EVENT

On August 12, 2003, Fund V and VI Associates closed the sale of the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet and located in Southington, Hartford County, Connecticut, to an unrelated third-party (the “Hartford Purchaser”) for a gross sales price of $8,925,000, less agreed upon credits of $457,500 to the Hartford Purchaser. The Partnership holds an equity interest of approximately 46.4% in Fund V and VI Associates. As a result of the sale of the Hartford Building, net proceeds of approximately $3.8 million and a gain of approximately $1.2 million have been allocated to the Partnership.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)  Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report including lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flow.

(b)  Results of Operations

Gross Revenues

Gross revenues of the Partnership were $61,241 and $91,681 for the three months ended June 30, 2003 and 2002, respectively, and $165,450 and $257,125 for the six months ended June 30, 2003, and 2002, respectively. The 2003 decrease from 2002 resulted primarily from the corresponding decrease in equity in income of Joint Ventures as described below.

Equity in Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures decreased in 2003, as compared to 2002, primarily due to a decline in occupancy of the IBM Jacksonville Building, from 74% occupied as of June 30, 2002 to 3% occupied as of June 30, 2003, partially offset by higher rental revenues generated from the Hartford lease, which was effective December 2002.

Expenses of Joint Ventures

The expenses of the Joint Ventures increased in 2003, as compared to 2002, primarily due to (i) expenses incurred in connection with repairing the roof of Hartford during the second quarter 2003; (ii) administrative salaries incurred in connection with evaluating various re-leasing and liquidation strategies for the properties owned the Joint Ventures; and (iii) a one-time increase in accounting fees incurred as a result of changing independent accountants in 2002.

Expenses

Expenses of the Partnership were $32,884 and $20,424 for the three months ended June 30, 2003 and 2002, respectively, and $55,691 and $42,396 for the six months ended June 30, 2003 and 2002, respectively. Expenses increased in 2003 from 2002 due to an increase in administrative costs incurred partially in response to new regulatory requirements. We anticipate additional increases related to the implementation of new reporting regulations during the second half of 2003.

Net Income

As a result, net income of the Partnership was $28,357 and $71,257 for the three months ended June 30, 2003 and 2002, respectively, and $109,759 and $214,729 for the six months ended June 30, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows used in operating activities were $(72,007) and $(44,066) for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase in operating cash flows used is primarily attributable to (i) the increase in partnership administration costs and legal and accounting fees described above, and (ii) a change in the timing of paying accounts payable and accrued expenses in 2003, as compared to 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities were $331,063 and $618,581 for the six months ended June 30, 2003 and 2002, respectively. The 2003 decrease from 2002 is largely attributable to the corresponding decline in distributions received from (i) Fund V and Fund VI Associates in order to fund building improvements related to Hartford HVAC repairs, (ii) Fund IV and V Associates in order to fund building improvements related to window repairs for the Village Overlook Property, and (iii) Fund IV and V Associates in order to establish reserves to fund re-leasing costs anticipated during the second half of 2003 for the IBM Jacksonville Building, as the IBM Jacksonville lease terminated on April 30, 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(195,801) and $(567,924) for the six months ended June 30, 2003 and 2002, respectively. The 2003 decrease in cash flows used in financing activities is attributable to the decline in distributions received from Joint Ventures for the reasons aforementioned.

Distributions

The Partnership declared distributions to the limited partners holding Class A units of $0.06 and $0.16 per unit for the quarters ended June 30, 2003 and 2002, respectively. The 2003 decrease from 2002 resulted from the decline in cash flows generated from operating activities and investing activities as described above. Such distributions have been made from net cash from operations and distributions received from investments in Joint Ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners.

The General Partners anticipate that distributions per unit to limited partners holding Class A Units will decline in the near term until the IBM Jacksonville Building is released and the related re-leasing costs are funded. Distributions accrued for the second quarter of 2003 to the limited partners holding Class A Units were paid in August 2003. No cash distributions were made to the limited partners holding Class B Units.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real estate properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. Fund IV and V Associates anticipates funding tenant improvements and leasing commissions related to re-leasing the IBM Jacksonville Building during the second half of 2003, as the IBM Jacksonville lease terminated on April 30, 2003.

Contract Obligations and Commitments

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to an extended due diligence period of 150 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III and IV Associates	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V and VI Associates	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and VII Associates	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and VIII Associates	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

(d)  Related Party Transactions

The Partnership and the Joint Ventures have entered into agreements with Wells Capital, Inc, the General Partner of Wells Partners, L.P. and its affiliates, whereby the Partnership or the Joint Ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

(e)  Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(f)  Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

(g) Subsequent Event

On August 12, 2003, Fund V and VI Associates closed the sale of the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet and located in Southington, Hartford County, Connecticut, to an unrelated third-party (the “Hartford Purchaser”) for a gross sales price of $8,925,000, less agreed upon credits of $457,500 to the Hartford Purchaser. The Partnership holds an equity interest of approximately 46.4% in Fund V and VI Associates. As a result of the sale of the Hartford Building, net proceeds of approximately $3.8 million and a gain of approximately $1.2 million have been allocated to the Partnership.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of one of the General Partners of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND V, L.P. (Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 13, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

August 13, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND V, L.P.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002