Form 10-Q
period 2003-09-30
WELLS REAL ESTATE FUND V L P
filed 2003-11-07
CIK 869713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes ☒     No ☐

WELLS REAL ESTATE FUND V, L.P.

BALANCE SHEETS

	(unaudited) September 30, 2003	December 31, 2002
ASSETS:
Cash and cash equivalents	$6,880,333	$29,716
Investments in Joint Ventures	5,950,911	10,615,729
Due from Joint Ventures	116,492	158,103

Total assets	$12,947,736	$10,803,548

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$78,378	$97,901
Accounts payable and accrued expenses	4,854	24,015

Total liabilities	83,232	121,916

Partners’ capital:
Limited partners:
Class A—1,567,566 and 1,566,416 units outstanding as of September 30, 2003 and December 31, 2002, respectively	12,864,504	10,681,632
Class B—133,036 and 134,186 units outstanding as of September 30, 2003 and December 31, 2002, respectively	0	0
General Partners	0	0

Total partners’ capital	12,864,504	10,681,632

Total liabilities and partners’ capital	$12,947,736	$10,803,548

See accompanying notes

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
REVENUES:
Equity in income of Joint Ventures	$2,373,260	$125,641	$2,538,381	$381,977
Interest income	0	193	330	982

	2,373,260	125,834	2,538,711	382,959

EXPENSES:
Partnership administration	20,046	19,527	64,039	48,550
Legal and accounting	2,948	1,613	11,075	11,257
Other general and administrative	2,903	1,858	6,474	5,587

	25,897	22,998	81,588	65,394

NET INCOME	$2,347,363	$102,836	$2,457,123	$317,565

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$2,347,363	$102,836	$2,457,123	$317,565

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$1.50	$0.07	$1.57	$0.20

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.05	$0.16	$0.18	$0.51

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,567,566	1,566,416	1,567,183	1,566,416

CLASS B	133,036	134,186	133,419	134,186

See accompanying notes

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Partners	Amount
BALANCE, December 31, 2001	1,566,416	$11,168,772	134,186	$0	$0	$11,168,772
Net income	0	403,761	0	0	0	403,761
Partnership distributions	0	(890,901)	0	0	0	(890,901)

BALANCE, December 31, 2002	1,566,416	10,681,632	134,186	0	0	10,681,632
Net income	0	2,457,123	0	0	0	2,457,123
Partnership distributions	0	(274,251)	0	0	0	(274,251)
Class B conversion elections	1,150	0	(1,150)	0	0	0

BALANCE, September 30, 2003 (unaudited)	1,567,566	$12,864,504	133,036	$0	$0	$12,864,504

See accompanying notes

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,457,123	$317,565
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(2,538,381)	(381,977)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(19,161)	(1,235)

Net cash flows used in operating activities	(100,419)	(65,647)
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	7,272,650	893,691
Investments in Joint Ventures	(27,840)	0

Net cash flows provided by investing activities	7,244,810	893,691
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	(293,774)	(823,691)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,850,617	4,353
CASH AND CASH EQUIVALENTS, beginning of period	29,716	26,219

CASH AND CASH EQUIVALENTS, end of period	$6,880,333	$30,572

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$116,492	$279,390

Partnership distributions payable	$78,378	$253,322

See accompanying notes

WELLS REAL ESTATE FUND V, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED)

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

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities (the “Joint Ventures”). During the periods presented, the Partnership owned interests in the following five properties through the affiliated Joint Ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund IV and Fund V Associates (“Fund IV-V Associates”)	— Wells Real Estate Fund IV, L.P. — Wells Real Estate Fund V, L.P.

1. Village Overlook Property

Two substantially identical two-story office buildings located in Clayton County, Georgia

2. IBM Jacksonville Building

A four-story office building located in Jacksonville, Florida

Fund V and Fund VI Associates (“Fund V-VI Associates”)	— Wells Real Estate Fund IV, L.P. — Wells Real Estate Fund V, L.P.	3. Hartford Building A four-story office building located in Hartford, Connecticut 4. Stockbridge Village II Two retail buildings located in Clayton County, Georgia

Fund V, Fund VI, and Fund VII Associates (“Fund V-VI-VII Associates”)	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	5. Marathon Building A three-story office building located in Appleton, Wisconsin

On August 12, 2003, Fund V-VI Associates sold the Hartford Building to an unrelated third party for a gross sales price of $8,925,000, less agreed-upon credits of $457,500. As a result of this sale, net proceeds of approximately $3.8 million and gain of approximately $1.2 million were allocated to the Partnership.

On September 29, 2003, Fund IV-V Associates sold the Village Overlook Property to an unrelated third party for a gross selling price of $5,300,000. As a result of this sale, net proceeds of approximately $3,114,000 and gain of approximately $1,140,000 were allocated to the Partnership.

Each of the aforementioned properties was acquired on an all-cash basis. For further information regarding the foregoing Joint Ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c)	Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

(e)	Distributions of Sales Proceeds

Upon the sale of properties, the net sales proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until they receive an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation deductions taken by the limited partners holding Class B Units with respect to such property.

•	To limited partners on a per-unit basis until all limited partners have received 100% of his/her adjusted Capital Contributions, as defined

•	To limited partners holding units, which at any time have been treated as Class B Units, until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A Units on a per-unit basis

•	To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

•	To all the General Partners until they have received 100% of their Capital Contribution, as defined

•	Thereafter, 80% to the limited partners and 20% to the General Partners

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

During the periods presented, the Partnership owned interests in five properties through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues			(Loss) Income From Continuing Operations		Income From Discontinued Operations		Net Income		Partnership’s Share of Net Income
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2003	2002		2003	2002	2003	2002	2003	2002	2003	2002
Fund IV-V Associates	$14,527	$275,833		$(187,351)	$25,269	$1,883,636	$37,514	$1,696,285	$62,783	$1,057,347	$39,134
Fund V-VI Associates	99,985	78,019		68,390	34,500	2,717,923	96,553	2,786,313	131,053	1,292,933	60,813
Fund V-VI-VII Associates	242,699	244,445		139,611	156,098	0	0	139,611	156,098	22,980	25,694

	$357,211	$598,297	(1)	$20,650	$215,867	$4,601,559	$134,067	$4,622,209	$349,934	$2,373,260	$125,641

	Total Revenues			(Loss) Income From Continuing Operations		Income From Discontinued Operations		Net Income		Partnership’s Share of Net Income
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2003	2002		2003	2002	2003	2002	2003	2002	2003	2002
Fund IV-V Associates	$391,650	$967,049		$(320,329)	$126,597	$1,970,622	$80,453	$1,650,293	$207,050	$1,028,678	$129,060
Fund V-VI Associates	274,639	251,472		159,990	113,903	2,943,446	273,080	3,103,436	386,983	1,440,088	179,572
Fund V-VI-VII Associates	728,436	731,264		422,933	445,597	0	0	422,933	445,597	69,615	73,345

	$1,394,725	$1,949,785	(2)	$262,594	$686,097	$4,914,068	$353,533	$5,176,662	$1,039,630	$2,538,381	$381,977

(1)	Amounts have been restated to reflect tenant reimbursements of $41,430 as revenues for the three months ended September 30, 2002, which has no impact on net income.

(2)	Amounts have been restated to reflect tenant reimbursements of $143,274 as revenues for the nine months ended September 30, 2002, which has no impact on net income.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

4.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management, management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $22,162 and $65,408 for the three months ended September 30, 2003 and 2002, respectively, and $116,216 and $183,347 for the nine months ended September 30, 2003 and 2002, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc. (“Wells Capital”), and its affiliates performs certain administrative services for the Partnership such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $14,342 and $12,560 for the three months ended September 30, 2003 and 2002, respectively, and $40,807 and $30,102 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital and its affiliates for these services and expenses. The Joint Ventures reimbursed $35,351 and $26,634 for the three months ended September 30, 2003 and 2002, respectively, and $91,592 and $87,997 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital and its affiliates for these services and expenses.

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

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report including lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions, or other capital expenditures or lease-up costs out of operating cash flow.

(b)	Results of Operations

Gross Revenues

Gross revenues of the Partnership were $2,373,260 and $125,834 for the three months ended September 30, 2003 and 2002, respectively, and $2,538,711 and $382,959 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from the corresponding increase in equity in income of Joint Ventures further described below.

Equity in Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures decreased in 2003, as compared to 2002, primarily due to the significant decrease in occupancy of the IBM Jacksonville Building beginning in the second quarter of 2003.

Expenses of Joint Ventures

Expenses of Joint Ventures decreased in 2003, as compared to 2002, primarily due to (i) the decline in occupancy of the IBM Jacksonville Building beginning in the second quarter of 2002, and (ii) increased administrative salaries allocated to the Marathon Building due to current lease negotiations.

Equity in Income of Joint Ventures from Discontinued Operations

Equity in income of Joint Ventures from discontinued operations increased for the three and nine months ended September 30, 2003 and 2002, respectively, primarily as a result of the gains recognized on the sales of the Hartford Building and the Village Overlook Property during the third quarter of 2003.

As a result of the decrease in expenses and increase in income from discontinued operations of the Joint Ventures, partially offset by the decrease in gross revenues of Joint Ventures described above, equity in income of Joint Ventures increased to $2,373,260 from $125,641 for the three months ended September 30, 2003 and 2002, respectively, and to $2,538,381 from $381,977 for the nine months ended September 30, 2003 and 2002, respectively.

Expenses

Expenses of the Partnership were $25,897 and $22,998 for the three months ended September 30, 2003 and 2002, respectively, and $81,588 and $65,394 for the nine months ended September 30, 2003 and 2002, respectively. Expenses increased in 2003 primarily as a result of additional administrative costs incurred in response to new reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going forward basis.

Net Income

As a result of the factors described above, net income of the Partnership was $2,347,363 and $102,836 for the three months ended September 30, 2003 and 2002, respectively, and $2,457,123 and $317,565 for the nine months ended September 30, 2003 and 2002, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(100,419) and $(65,647) for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increased use in operating cash flow is primarily attributable to (i) the increase in partnership administration costs described in the preceding section, and (ii) a change in the timing of paying accounts payable and accrued expenses in 2003, as compared to 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities were $7,244,810 and $893,691 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increase from 2002 has resulted primarily from receiving net proceeds from Fund V–VI Associates and Fund IV–V Associates for the sales of the Hartford Building and Village Overlook Property, respectively, in the third quarter of 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(293,774) and $(823,691) for the nine months ended September 30, 2003 and 2002, respectively. This use represents distributions to partners, which has declined between years. The 2003 decrease in distributions is largely a result of (i) funding significant HVAC repairs for the Hartford Building in the second quarter of 2003, (ii) the decline in occupancy of the IBM Jacksonville Building beginning in the second quarter of 2003, and (iii) forgone cash flows resulting from the sales of the Hartford Building and Village Overlook Property in the third quarter of 2003.

Distributions

The Partnership declared distributions to the limited partners holding Class A Units of $0.05 and $0.16 per unit for the quarters ended September 30, 2003 and 2002, respectively. The 2003 decrease from 2002 resulted from the corresponding decrease in cash flows from financing activities described above. Such distributions have been made from net cash from operations and distributions received from investments in Joint Ventures. No distributions have been made to the limited partners holding Class B Units or to the General Partners.

The General Partners anticipate that distributions per unit to limited partners holding Class A Units will continue to decline in the near term due to foregone future cash flows resulting from (i) the sales of the Hartford Building and Village Overlook Property and (ii) the decline in occupancy of the IBM Jacksonville Building beginning in the second quarter of 2003. Distributions accrued to the limited partners holding Class A Units for the third quarter of 2003 were paid in November 2003. No cash distributions were made to the limited partners holding Class B Units.

Sales Proceeds

The sale of the Hartford Building generated total net sales proceeds of approximately $3,762,000, which is attributable to the Partnership. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners have determined that reserves of approximately $2,255,000 will be required to fund the costs anticipated to increase the occupancy of the IBM Jacksonville Building. Thus, in accordance with the terms of the partnership agreement, the General Partners intend to distribute the residual net sales proceeds of approximately $1,507,000 to the limited partners of record as of December 31, 2003 in early 2004.

Rather than distributing the net proceeds from the sale of the Village Overlook Property to the limited partners, such proceeds will be held in reserve as the General Partners continue to evaluate the capital needs of the other properties in which it holds an interest in consideration of the best interests of the limited partners. Upon completing this evaluation, the General Partners anticipate distributing the net sales proceeds not otherwise reserved to the limited partners in accordance with the terms of the partnership agreement in 2004.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real estate properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. Fund IV-V Associates anticipates funding tenant improvements and leasing commissions related to re-leasing the IBM Jacksonville Building, in the near term.

Contractual Obligations and Commitments

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (the “Purchaser”) for a gross sale price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to an extended due diligence period expiring on February 22, 2004. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III and Fund IV Associates (“Fund III-IV Associates”)	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V-VI Associates	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

(d)	Related Party Transactions

The Partnership and the Joint Ventures have entered into agreements with Wells Capital, the General Partner of Wells Partners, L.P. and its affiliates, whereby the Partnership or the Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

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

(f)    Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the Joint Ventures and net income of the Partnership.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

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

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q.

(b)
(i)	During the third quarter of 2003, the Registrant filed a Current Report on Form 8-K dated
August	26, 2003 disclosing the sale of the Hartford Building.

(ii)	During the third quarter of 2003, the Registrant filed a Current Report on Form 8-K dated September 12, 2003 disclosing the General Partners’ intentions with regard to distributing the net proceeds from the sale of the Hartford Building.

(iii)	During the third quarter of 2003, the Registrant filed a Current Report on Form 8-K dated October 10, 2003 disclosing the sale of the Village Overlook Property.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND V, L.P. (Registrant)
By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

November 7, 2003	/s/ LEO F. WELLS, III Leo F. Wells, III President
November 7, 2003	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND V, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement dated July 31, 2003 relating to the sale of the Hartford Building

10.2	Purchase and Sale Agreement dated August 15, 2003 relating to the sale of Village Overlook I&II and Hannover Parkway (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund IV, L.P. for the period ending September 30, 2003, Commission File No. 020103, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002