Form 10-Q
period 2004-03-31
WELLS REAL ESTATE FUND V L P
filed 2004-05-10
CIK 869713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number 0-21580

WELLS REAL ESTATE FUND V, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-1936904
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, GA	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒    No  ☐

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund V, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND V, L.P.

BALANCE SHEETS

ASSETS
	(unaudited) March 31, 2004	December 31, 2003

Investments in joint ventures	$6,048,536	$6,058,674
Cash and cash equivalents	5,012,860	6,605,558
Due from joint ventures	105,979	107,010

Total assets	$11,167,375	$12,771,242

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$12,321	$2,815

Total liabilities	12,321	2,815

Partners’ capital:
Limited partners:
Class A—1,567,566 units outstanding, as of March 31, 2004 and December 31, 2003, respectively	10,900,753	12,289,864
Class B—133,036 units outstanding, as of March 31, 2004 and December 31, 2003, respectively	254,301	478,563
General partners	0	0

Total partners’ capital	11,155,054	12,768,427

Total liabilities and partners’ capital	$11,167,375	$12,771,242

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF OPERATIONS

	(unaudited) Three Months Ended March 31,
	2004	2003
REVENUES:
Interest income	$14,575	$329
Equity in (loss) income of joint ventures (Note 2)	(92,771)	103,880

	(78,196)	104,209

EXPENSES:
Partnership administration	17,545	14,893
Legal and accounting	10,281	6,525
Other general and administrative	349	1,389

	28,175	22,807

NET (LOSS) INCOME	$(106,371)	$81,402

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$0	$81,402

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$(106,371)	$0

NET INCOME PER WEIGHTED-AVERAGE CLASS A LIMITED PARTNER UNIT	$0.00	$0.05

NET LOSS PER WEIGHTED-AVERAGE CLASS B LIMITED PARTNER UNIT	$(0.80)	$0.00

CASH DISTRIBUTION PER WEIGHTED-AVERAGE CLASS A LIMITED PARTNER UNIT	$0.89	$0.06

CASH DISTRIBUTION PER WEIGHTED-AVERAGE CLASS B LIMITED PARTNER UNIT	$0.89	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,567,566	1,566,416

CLASS B	133,036	134,186

See accompanying notes.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2002	1,566,416	$10,681,632	134,186	$0	$0	$10,681,632
Net income	0	1,882,483	0	478,563	0	2,361,046
Partnership distributions	0	(274,251)	0	0	0	(274,251)
Class B conversion elections	1,150	0	(1,150)	0	0	0

BALANCE, December 31, 2003	1,567,566	12,289,864	133,036	478,563	0	12,768,427

Net loss	0	0	0	(106,371)	0	(106,371)
Partnership distributions	0	(1,389,111)	0	(117,891)	0	(1,507,002)

BALANCE, March 31, 2004	1,567,566	$10,900,753	133,036	$254,301	$0	$11,155,054

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(106,371)	$81,402
Adjustments to reconcile net income to net cash used in operating activities:
Equity in loss (income) of joint ventures	92,771	(103,880)
Changes in assets and liabilities:
Accounts payable and accrued expenses	9,506	(16,771)

Net cash flows used in operating activities	(4,094)	(39,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(109,460)	0
Distributions received from joint ventures	27,858	145,120

Net cash flows (used in) provided by investing activities	(81,602)	145,120
CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid	(1,507,002)	(97,901)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,592,698)	7,970
CASH AND CASH EQUIVALENTS, beginning of period	6,605,558	29,716

CASH AND CASH EQUIVALENTS, end of period	$5,012,860	$37,686

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from joint ventures	$26,826	$255,148

Partnership distributions payable	$0	$97,901

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund V, L.P. (the “Partnership”) is a public limited partnership organized on October 25, 1990 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership (collectively, the “General Partners”). The Partnership has two classes of limited partnership interests, Class A and Class B Units. Class B limited partners have a one-time right to elect to have all of their units treated as Class A Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

1. Village Overlook Property (1)

Two substantially identical two-story office buildings located in Clayton County, Georgia

2. 10407 Centurion Parkway North (formerly known as the “IBM Jacksonville Building”)

A four-story office building located in Jacksonville, Florida

Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	3. Hartford Building (2) A four-story office building located in Hartford, Connecticut 4. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund V, Fund VI, and Fund VII Associates (“Fund V-VI-VII Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	5. Marathon Building A three-story office building located in Appleton, Wisconsin

(1)	This property was sold in September 2003.
(2)	This property was sold in August 2003.

On August 12, 2003, Fund V-VI Associates sold the Hartford Building to an unrelated third party for a gross sales price of $8,925,000, less agreed-upon credits of $457,500. As a result of this sale, net proceeds of approximately $3,780,000 and gain of approximately $1,240,000 were allocated to the Partnership in the third quarter of 2003.

On September 29, 2003, Fund IV-V Associates sold the Village Overlook Property to an unrelated third party for a gross selling price of $5,300,000. As a result of this sale, net proceeds of approximately $3,114,000 and gain of approximately $1,140,000 were allocated to the Partnership in the third quarter of 2003.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. For further information regarding the foregoing Joint Ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

(b)	Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(c)	Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

(d)	Distributions of Net Cash From Operations

Cash available for distribution, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A Units until each limited partner has received a 10% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then paid first to the General Partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No cash distributions will be made to the limited partners holding Class B Units.

(e)	Distributions of Sales Proceeds

Upon the sale of properties, the net sales proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until each has received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners on a per-unit basis until each limited partner has received 100% of his adjusted capital contributions, as defined;

•	To limited partners holding units, which at any time have been treated as Class B Units, until each has received an amount equal to the net cash available for distribution received by the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners until each has received an amount equal to their respective cumulative distributions, as defined;

•	To all the General Partners until each has received 100% of his capital contribution, as defined;

•	Thereafter, 80% to the limited partners and 20% to the General Partners.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

During the periods presented, the Partnership owned interests in five properties through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months ended March 31, 2004 and 2003, respectively:

	Total Revenues		(Loss) Income From Continuing Operations		Income From Discontinued Operations		Net (Loss) Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund IV-V Associates	$18,546	$260,576	$(206,315)	$(31,318)	$1,074	$47,604	$(205,241)	$16,286
Fund V-VI Associates	0	0	0	0	49,549	152,683	49,549	152,683
Fund V-VI-VII Associates	206,427	243,036	73,938	138,996	0	0	73,938	138,996

	$224,973	$503,612	$(132,377)	$107,678	$50,623	$200,287	$(81,754)	$307,965

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management, management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $8,994 and $59,802 for the three months ended March 31, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc. (“Wells Capital”), the general partner of Wells Partners, one of our General Partners, and its affiliates performs certain administrative services for the Partnership such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $14,608 and $12,919 for the three months ended March 31, 2004 and 2003, respectively, for these services and expenses. In addition, the Joint Ventures reimbursed Wells Capital $20,771 and $26,081 for the three months ended March 31, 2004 and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

4.	SUBSEQUENT EVENT

On April 29, 2004, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) sold the five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (“the Purchaser”) for a gross sale price of $23,750,000. The Partnership holds an equity interest of approximately 46.4% in Fund V-VI Associates. As a result of the sale of Stockbridge Village II, net proceeds of approximately $1.3 million and a gain of approximately $156,000 have been allocated to the Partnership.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia

Fund V-VI Associates	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

5.	CONTINGENCIES

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, Wells Investment Securities, Inc., Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)	Overview

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

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale.

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Currently, management believes that the Partnership straddles the positioning-for-sale phase and the disposition and liquidation phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in five properties through interests in affiliated joint ventures. As of March 31, 2004, one property is substantially vacant, one property is substantially leased to tenants under new leases commencing in January 2004, one property is under contract to be sold, and two properties were sold in 2003.

As the Partnership evolves through the life cycle detailed above, our most significant risks and challenges continue to evolve concurrently. During the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. As we embark further into the disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase and sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

During the first quarter of 2004, as compared to the first quarter of 2003, net income decreased primarily due to the foregone operating cash flows from the sales of the Hartford Building in August 2003 and the Village Overlook Property in September 2003, partially offset by a decrease in deprecation expense for Stockbridge Village II, as this property was classified as held for sale effective March 18, 2003. Cash flows decreased during the first quarter of 2004 as compared to 2003, primarily due to distributing the residual net sales proceeds of approximately $1,507,000 in January 2004 to the limited partners of record as of December 31, 2003, which under the partnership agreement does not include limited partners acquiring their units after September 30, 2003, and an investment in Fund V-VI-VII Associates related to funding tenant improvements for the Marathon Building.

During 2004, the Partnership anticipates continuing the positioning-for-sale phase and the disposition and liquidation phase. Substantially all of our operating revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in section (c) below, in the near-term, we anticipate utilizing current operating cash flows to fund the costs related to re-leasing 10407 Centurion Parkway North.

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

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, new construction continues to taper off, coming to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive, although barely, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

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

Gross Revenues

Gross revenues of the Partnership were $(78,196) and $104,209 for the three months ended March 31, 2004 and 2003, respectively. The 2004 decrease from 2003 resulted primarily from the corresponding increase in equity in (loss) income of Joint Ventures further described below.

Equity in (Loss) Income of Joint Ventures – Continuing Operations

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures decreased in 2004, as compared to 2003, primarily due to the significant decrease in occupancy of 10407 Centurion Parkway North beginning in the second quarter of 2003 as well as rent abatements at the Marathon Building in the first quarter of 2004 that will continue until the latter part of 2004.

Expenses of Joint Ventures

Expenses of Joint Ventures decreased in 2004, as compared to 2003, primarily due to (i) the decline in occupancy of 10407 Centurion Parkway North, partially offset by an increase in depreciation expense as a result of tenant improvements put in place in the first quarter of 2004 and increased legal costs associated with the negotiation of the new leases at the Marathon Building.

Equity in Income of Joint Ventures – Discontinued Operations

Equity in income of Joint Ventures from discontinued operations decreased for the three months ended March 31, 2004 and 2003, respectively, primarily as a result of foregone cash flows from the sale of the Village Overlook Property and the Hartford Building in the third quarter of 2003.

As a result of all of the aforementioned factors, equity in (loss) income of Joint Ventures decreased to $(92,771) from $103,880 for the three months ended March 31, 2004 and 2003, respectively.

Expenses of the Partnership

Expenses of the Partnership were $28,175 and $22,807 for the three months ended March 31, 2004 and 2003, respectively. Expenses increased in 2004 primarily as a result of increased accounting fees and administrative salaries.

Net (Loss) Income of the Partnership

As a result of the aforementioned factors, net (loss) income of the Partnership was $(106,371) and $81,402 for the three months ended March 31, 2004 and 2003, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(4,094) and $(39,249) for the three months ended March 31, 2004 and 2003, respectively. The decrease in cash flows used in 2004, as compared to 2003, is largely attributable to the timing of settling accounts payable.

Cash Flows From Investing Activities

Net cash flows from investing activities were $(81,602) and $145,120 for the three months ended March 31, 2004 and 2003, respectively. The 2004 decrease from 2003 resulted primarily from an investment in Fund V-VI-VII Associates related to funding tenant improvements for the Marathon Building.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(1,507,002) and $(97,901) for the three months ended March 31, 2004 and 2003, respectively. Cash flows used in financing activities is solely comprised of operating distributions paid to limited partners. The increase in cash flows used for 2004, as compared to 2003, resulted primarily as a result of distributing the residual net sales proceeds of approximately $1,507,000 in January 2004; partially offset by receiving less operating distributions from the Joint Ventures during 2004, as compared to 2003, primarily due to the reasons described in the preceding section.

Distributions

The Partnership made operating distributions to the limited partners holding Class A Units of $0.00 and $0.06 and per unit for the quarters ended March 31, 2004 and 2003, respectively. Such distributions have been made from accumulated cash received from operations and distributions received from investments in Joint Ventures. In accordance with the partnership agreement, no operating distributions have been made to the limited partners holding Class B Units or to the General Partners.

The Partnership has reserved distributions to limited partners for the first quarter of 2004 due to funding ongoing renovation costs and anticipated re-leasing costs for 10407 Centurion Parkway North.

The General Partners anticipate that future operating cash distributions to the limited partners holding Class A Units will be reserved as the Partnership absorbs its pro-rata portion of rent abatements at the Marathon Building through the end of 2004 and until 10407 Centurian Parkway North is re-leased.

In accordance with the partnership agreement, the Partnership made distributions of residual net sales proceeds from the sale of the Hartford Building to the limited partners holding Class A Units of $0.89 per unit and to the limited partners holding Class B Units of $0.89 per unit in January 2004 to the limited partners of record as of December 31, 2003, which under the partnership agreement did not include limited partners who acquired units after September 30, 2003.

Sales Proceeds

The sale of the Hartford Building generated total net sales proceeds of approximately $3,780,000, which is attributable to the Partnership. In the first quarter of 2004, the Partnership funded its pro rata share of tenant improvements at the Marathon Building and funded operating expenses with approximately $130,000 of net sales proceeds. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners determined that reserves of approximately $2,143,000 will be required to fund the anticipated costs associated with increasing the occupancy of 10407 Centurion Parkway North. Thus, in accordance with the terms of the partnership agreement, the Partnership distributed the residual net sales proceeds in January 2004 of approximately $1,507,000 to the limited partners of record as of December 31, 2003, which under the partnership agreement does not include limited partners acquiring their units after September 30, 2003.

Rather than distributing the net proceeds from the sale of the Village Overlook Property to the limited partners, such proceeds will be held in reserve as the General Partners continue to evaluate the capital needs of the other properties in which the Partnership holds an interest in consideration of the best interests of the limited partners. Upon completing this evaluation, the General Partners anticipate the distribution of the net sales proceeds not otherwise reserved to the limited partners in accordance with the terms of the partnership agreement at a later date in 2004.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real estate properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. Fund IV-V Associates anticipates funding tenant improvements and leasing commissions related to re-leasing 10407 Centurion Parkway North, in the near term (effective June 2004, ADP, Inc. will take occupancy of 36.5% of the building for a term of five years and five months with rent abatements through the end of 2004).

(d)	Related-Party Transactions

The Partnership and its Joint Ventures have entered into agreements with Wells Capital, the General Partner of Wells Partners and its affiliates, whereby the Partnership or its Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

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

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of March 31, 2004.

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

(g)	Certain Litigation Involving our General Partners

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, Wells Investment Securities, Inc., Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A- 2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

(h)	Subsequent Event

On April 29, 2004, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) sold the five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (“the Purchaser”) for a gross sale price of $23,750,000. The Partnership holds an equity interest of approximately 46.4% in Fund V-VI Associates. As a result of the sale of Stockbridge Village II, net proceeds of approximately $1.3 million and a gain of approximately $156,000 have been allocated to the Partnership.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q.

(b)	No reports on Form 8-K were filed with the Commission during the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND V, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

May 10, 2004	/s/ LEO F. WELLS, III Leo F. Wells, III President
May 10, 2004	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

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