Form 10-Q
period 2004-09-30
WELLS REAL ESTATE FUND V L P
filed 2004-11-12
CIK 869713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks inherent in properties owned through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow or net sale proceeds;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND V, L.P.

WELLS REAL ESTATE FUND V, L.P.

BALANCE SHEETS

ASSETS

	(unaudited) September 30, 2004	December 31, 2003
Investments in joint ventures	$6,095,181	$6,058,674
Cash and cash equivalents	4,918,504	6,605,558
Due from joint ventures	87,997	107,010

Total assets	$11,101,682	$12,771,242

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$14,917	$2,815

Partners’ capital:
Limited partners:
Class A—1,571,566 and 1,567,566 units outstanding as of September 30, 2004 and December 31, 2003, respectively	11,004,766	12,289,864
Class B—129,036 and 133,036 units outstanding as of September 30, 2004 and December 31, 2003, respectively	81,999	478,563
General partners	0	0

Total partners’ capital	11,086,765	12,768,427

Total liabilities and partners’ capital	$11,101,682	$12,771,242

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
EQUITY IN INCOME (LOSS) OF JOINT VENTURES (Note 2)	$(62,594)	$2,373,260	$(84,898)	$2,538,381

EXPENSES:
Partnership administration	29,524	20,046	94,084	64,039
Legal and accounting	13,137	2,948	32,384	11,075
Other general and administrative	734	2,903	1,834	6,474

Total expenses	43,395	25,897	128,302	81,588

OTHER INCOME	12,926	0	38,540	330

NET INCOME (LOSS)	$(93,063)	$2,347,363	$(174,660)	$2,457,123

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$0	$2,347,363	$96,367	$2,457,123

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$(93,063)	$0	$(271,027)	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.00	$1.50	$0.06	$1.57

CLASS B	$(0.72)	$0.00	$(2.08)	$0.00

DISTRIBUTION OF OPERATING CASH PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.05	$0.00	$0.18

CLASS B	$0.00	$0.00	$0.00	$0.00

DISTRIBUTION OF NET PROPERTY SALE PROCEEDS PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.00	$0.88	$0.00

CLASS B	$0.00	$0.00	$0.90	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,571,566	1,567,566	1,570,233	1,567,183

CLASS B	129,036	133,036	130,369	133,419

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2002	1,566,416	$10,681,632	134,186	$0	$0	$10,681,632

Net income	0	1,882,483	0	478,563	0	2,361,046
Distributions of operating cash flow	0	(274,251)	0	0	0	(274,251)
Class B conversion elections	1,150	0	(1,150)	0	0	0

BALANCE, December 31, 2003	1,567,566	12,289,864	133,036	478,563	0	12,768,427

Net income (loss)	0	96,367	0	(271,027)	0	(174,660)
Distributions of net sale proceeds	0	(1,389,111)	0	(117,891)	0	(1,507,002)
Class B conversion elections	4,000	7,646	(4,000)	(7,646)	0	0

BALANCE, September 30, 2004	1,571,566	$11,004,766	129,036	$81,999	$0	$11,086,765

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(174,660)	$2,457,123
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in loss (income) of joint ventures	84,898	(2,538,381)
Operating distributions received from joint ventures	57,535	397,423
Changes in assets and liabilities:
Accounts payable and accrued expenses	12,102	(19,161)

Total adjustments	154,535	(2,160,119)

Net cash flows (used in) provided by operating activities	(20,125)	297,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(1,415,337)	(27,840)
Net sale proceeds received from joint ventures	1,255,410	6,875,227

Net cash flows (used in) provided by investing activities	(159,927)	6,847,387

CASH FLOWS FROM FINANCING ACTIVITIES:
Net operating distributions paid to limited partners	0	(293,774)
Net sale proceeds distributions paid to limited partners	(1,507,002)	0

Net cash flows used in financing activities	(1,507,002)	(293,774)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,687,054)	6,850,617
CASH AND CASH EQUIVALENTS, beginning of period	6,605,558	29,716

CASH AND CASH EQUIVALENTS, end of period	$4,918,504	$6,880,333

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$78,378

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund IV and Fund V Associates (“Fund IV-V Associates”)	• Wells Real Estate Fund IV, L.P. • Wells Real Estate Fund V, L.P.

1. Village Overlook Property (1)

Two substantially identical two-story office buildings located in Clayton County, Georgia

2. 10407 Centurion Parkway North

(formerly known as the “IBM Jacksonville Building”)

A four-story office building located in Jacksonville, Florida

Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	3. Hartford Building (2) A four-story office building located in Hartford, Connecticut 4. Stockbridge Village II (3) Two retail buildings located in Stockbridge, Georgia
Fund V, Fund VI, and Fund VII Associates (“Fund V-VI-VII Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	5. Marathon Building A three-story office building located in Appleton, Wisconsin

(1)	This property was sold in September 2003.
(2)	This property was sold in August 2003.
(3)	This property was sold in April 2004.

Each of the aforementioned properties was acquired on an all-cash basis. Approval by the Partnership as well as the other Joint Venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2003.

On August 12, 2003, Fund V-VI Associates sold the Hartford Building to an unrelated third party for a gross sale price of $8,925,000, less agreed-upon credits of $457,500. As a result of this sale, net proceeds of approximately $3,780,000 and a gain of approximately $1,240,000 were allocated to the Partnership.

On September 29, 2003, Fund IV-V Associates sold the Village Overlook Property to an unrelated third party for a gross selling price of $5,300,000. As a result of this sale, net proceeds of approximately $3,114,000 and a gain of approximately $1,140,000 were allocated to the Partnership.

On April 29, 2004, four Wells-affiliated Joint Ventures, including Fund V-VI Associates, sold five real properties, including Stockbridge Village II, to an unrelated third party for a gross sale price of $23,750,000. As a result of the sale of Stockbridge Village II, net proceeds of approximately $1,300,000 and a gain of approximately $156,000 were allocated to the Partnership.

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then, to the partners having a positive balance in their respective capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

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

(d)	Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to limited partners holding Class A Units until each limited partner has received a 10% per annum return on their adjusted capital contributions, as defined. Additional cash available for distribution is then paid first to the General Partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No distributions of net cash from operations will be made to the limited partners holding Class B Units.

(e)	Distributions of Sales Proceeds

Upon the sale of properties, net sale proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price less than its original property purchase price, to the limited partners holding Class A Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective adjusted capital contributions, as defined;

•	To limited partners holding units, which at any time have been treated as Class B Units, until they have received an amount equal to the distributions of net cash from operations received by the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners until they have received an amount equal to their respective cumulative distributions, as defined;

•	To all the General Partners until they have received 100% of their respective capital contribution, as defined;

•	Thereafter, 80% to the limited partners and 20% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

During the periods presented, the Partnership owned interests in five properties through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as the other joint venture partners, is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three and nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004		2003
Fund IV-V Associates	$149,343	$14,501	$(126,220)	$(187,351)	$0	$1,883,636	$(126,220	)(1)	$1,696,285
Fund V-VI Associates	0	0	(9,487)	(2,523)	0	2,788,836	(9,487	)(1)	2,786,313
Fund V-VI-VII Associates	206,427	242,699	124,454	139,611	0	0	124,454	(1)	139,611

	$355,770	$257,200	$(11,253)	$(50,263)	$0	$4,672,472	$(11,253)		$4,622,209

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004		2003
Fund IV-V Associates	$212,655	$391,574	$(493,725)	$(320,329)	$0	$1,970,622	$(493,725	)(1)	$1,650,293
Fund V-VI Associates	0	0	(38,018)	2,692,459	418,896	410,977	380,878	(1)	3,103,436
Fund V-VI-VII Associates	619,285	728,436	280,177	422,933	0	0	280,177	(1)	422,933

	$831,940	$1,120,010	$(251,566)	$2,795,063	$418,896	$2,381,599	$167,330		$5,176,662

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an decrease to net loss for the three and nine months ended September 30, 2004 of approximately $39,339 and $42,330 for Fund IV-V Associates and Fund V-VI-VII Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

The Partnership entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management, management and leasing fees equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $9,018 and $17,553 for the three months ended September 30, 2004 and 2003, respectively, and $15,993 and $87,802 for the nine months ended September 30, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc. (“Wells Capital”), the corporate general partner of Wells Partners, one of our General Partners, and its affiliates perform certain administrative services for the Partnership such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $23,001 and $14,342 for the three months ended September 30, 2004 and 2003, respectively, and $65,198 and $40,807 for the nine months ended September 30, 2004 and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds, or as the advisor to the REITs, may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

4.	SUBSEQUENT EVENT

On October 26, 2004, Fund V-VI-VII Associates entered into a purchase and sale agreement (the “Agreement”) to sell the Marathon Building containing approximately 76,000 square feet located in Appleton, Wisconsin for a gross sale price of $10,250,000, excluding closing costs, to an unaffiliated third party. The effective date of the Agreement is October 21, 2004. The Partnership holds an equity interest of approximately 16.46% in Fund V-VI-VII Associates. The Marathon Building is 100% owned by Fund V-VI-VII Associates. The Partnership expects the closing of this transaction to occur during the fourth quarter of 2004. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on November 12, 2004. Accordingly, there are no assurances that this sale will be completed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Overview

We believe that we will operate through the following five key life cycle phases. The time expected to be spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants;

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale; and

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sale proceeds to the partners.

Portfolio Overview

We have moved from the positioning-for-sale phase into the disposition and liquidation phase of our life cycle. We invested in the Joint Ventures, which originally acquired five properties, of which three properties have been sold. Our focus on the remaining assets in the Joint Ventures involves re-leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

Through the recent sale of Stockbridge Village II on April 29, 2004, in which the Partnership held an equity interest of approximately 46%, we were able to capitalize on the current strong investor demand for grocery-anchored shopping centers in the market. We have secured 100% occupancy at the Marathon Building through two long-term leases, and increased the occupancy rate of 10407 Centurion Parkway North to approximately 63% upon recently executing the ADP lease. We distributed net sale proceeds of approximately $1,507,000 to the limited partners in January 2004, and anticipated distributing net proceeds from the sales of the Hartford Building and the Village Overlook Property of approximately $3,286,000 to the limited partners in the fourth quarter of 2004.

As only two properties remain in our portfolio, our General Partners are currently reserving operating cash and the remaining net sale proceeds from the sales of Village Overlook Property and Stockbridge Village II in order to fund the re-leasing costs anticipated for the remaining vacancy at 10407 Centurion Parkway North. We anticipate that operating distributions will continue to be reserved in the near term due to a decline in operating cash flows resulting from the recent sale of the Stockbridge Village II, the remaining free rent periods at the Marathon Building, and in order to fund the re-leasing costs aforementioned. As we move into 2005 and the outcome of the property re-leasing efforts becomes more certain, our General Partners will evaluate the availability of net sale proceeds for additional distributions to the limited partners.

While operating distributions to Class A Unit holders have been reserved, as of September 30, 2004, Class A Unit holders have received cumulative net operating cash flow distributions of approximately $10.1 million since inception, which equates to approximately 64% of the $15.7 million originally invested. Limited partners who have held Class B Units since inception have cumulatively received $6.20 per unit in allocated tax losses through December 31, 2003. No operating distributions have been made to investors holding Class B Units or to our General Partners.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	The Village Overlook Property was sold in 2003, and approximately $3,114,000 of the net sale proceeds was allocated to the Partnership. Approximately $559,000 has been used to fund our pro-rata share of operating expenses, re-leasing costs, and capital expenditures at the Marathon Building and 10407 Centurion Parkway North. Net sale proceeds of approximately $2,221,000 are planned to be distributed in the fourth quarter 2004, and the remaining $334,000 is being reserved to fund the remaining re-leasing costs at 10407 Centurion Parkway North.

•	The leasing efforts at 10407 Centurion Parkway North continue. An 18,843-square-foot lease with Synovus Bank was signed in the first quarter 2004, with a lease term from June 1, 2004, through May 31, 2015. We have executed a lease with ADP for approximately 32,000 square feet for a lease term of July 1, 2004, through November 30, 2009. We also executed a 3,040-square-foot lease with Commercial Jacksonville, effective June 1, 2004, through November 30, 2009. These leases bring the building occupancy to approximately 63%.

•	The Hartford Building was sold in 2003, delivering allocated net sale proceeds to the Partnership of approximately $3,780,000. Approximately $1,209,000 has been used to fund our pro-rata share of operating expenses, re-leasing costs and capital expenditures at the Marathon Building and 10407 Centurion Parkway North. Approximately $1,507,000 of the net sale proceeds was distributed to limited partners in January 2004. The remaining proceeds of approximately $1,065,000 are planned to be distributed in the fourth quarter 2004.

•	The Stockbridge Village II property was sold on April 29, 2004, and approximately $1,255,000 in net sale proceeds has been allocated to the Partnership. The proceeds are being reserved to fund the remaining re-leasing costs at 10407 Centurion Parkway North.

•	The Marathon Building is 100% leased, with a new seven-year lease to Marathon for approximately 44,000 square feet, and a 10-year lease to Virchow Krause for approximately 27,000 square feet. Each of these leases included a free rent period, which extends through July 2004 and December 2004, respectively. The Marathon property is currently providing positive cash flow since the Marathon free rent period expired in August 2004. With these new leases in place, we are now marketing this asset for sale.

As we move further into the disposition and liquidation phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase and sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

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

The office market has significant excess space. Vacancy levels are believed to have peaked and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe that office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space begin to significantly increase.

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

Equity in Income (Loss) of Joint Ventures

Equity in income (loss) of Joint Ventures was $(62,594) and $2,373,260 for the three months ended September 30, 2004 and 2003, respectively, and $(84,898) and $2,538,381 for the nine months ended September 30, 2004 and 2003, respectively. The 2004 decreases in equity in income (loss) of Joint Ventures resulted primarily from (i) a significant decrease in occupancy of 10407 Centurion Parkway North beginning in the second quarter of 2003, (ii) lower income from the Marathon Building resulting from lower rental rates on the new leases, which were effective January 2004, (iii) increase in depreciation expense as a result of placing tenant improvements into service at the Marathon Building in the first quarter of 2004, (iv) foregone operating income due to the sales of the Hartford Building in August 2003, the Village Overlook Property in September 2003, and Stockbridge Village II in April 2004, partially offset by (v) a gain recognized on the sale of Stockbridge Village II in April 2004, and (vi) a decline in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004.

We expect future equity in income of Joint Ventures to increase as a result of entering into leases for approximately 63% of the 10407 Centurion Parkway North property.

Expenses of the Partnership

Our total expenses were $43,395 and $25,897 for the three months ended September 30, 2004 and 2003, respectively, and $128,302 and $81,588 for the nine months ended September 30, 2004 and 2003, respectively. The 2004 increases are primarily due to higher administrative salaries and accounting fees associated with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Ventures with rental revenues collected, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs and other capital improvements. Any residual operating cash flows are distributed from the Joint Ventures to the Partnership, and are considered available for distribution to the limited partners. Distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Ventures’ tenants to honor lease payments and our ability to assist the Joint Ventures in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2004, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $(20,000), as compared to approximately $297,000 for the nine months ended September 30, 2003. The 2004 decline is primarily attributable to a corresponding decline in operating distributions received from the Joint Ventures. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Operating cash flows are generally used to pay operating distributions to limited partners; however, we reserved such distributions for the first nine months of 2004 in order to fund its pro-rata portion of re-leasing costs for 10407 Centurion Parkway North. Our General Partners anticipate continuing to reserve such distributions until the occupancy of 10407 Centurion Parkway North increases and the related re-leasing costs are funded.

Operating distributions from the Joint Ventures have declined in 2004 as a result of (i) absorbing rent abatements for the Marathon Building, and (ii) foregone operating income resulting from the sales of properties in previous and current periods. Operating distributions and are expected to continue to decline as we sell additional properties in subsequent periods. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

During the nine months ended September 30, 2004, we received net proceeds from the sale of Stockbridge Village II of approximately $1,255,000. During the same period, we invested net property sale proceeds of approximately $1,278,000 and net operating cash flows of approximately $137,000 in the Joint Ventures in order to fund building improvements and re-leasing costs for 10407 Centurion Parkway North, tenant improvements for the Marathon Building, and distributed net sale proceeds of approximately $1,507,000 to limited partners in January 2004. During the same period, we utilized approximately $80,000 of net sale proceeds to fund Partnership operations.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $15,000 as of September 30, 2004. During the remainder of 2004, our General Partners anticipate that we will fund its proportionate share of the remaining capital expenditures for 10407 Centurion Parkway North, which are necessary to prepare the remaining vacant space (approximately 37% of the building) for leasing, from net property sale proceeds as further described in the Capital Resources section below.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily effected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all cash basis through joint ventures with affiliated partnerships.

The Joint Ventures incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and respective Joint Venture partners on a pro-rata basis.

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

As of September 30, 2004, we have received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership%	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of September 30, 2004
				Amount	Purpose
Hartford Building (sold 2003)	$8,146,900	46.4%	$3,780,406	$1,208,622	• Operating expenses (2003) • Re-leasing the Marathon and 10407 Centurion Parkway buildings (2004) • Funding Partnership operations (2004)	$1,507,001	$1,064,783
Village Overlook Property (sold 2003)	4,995,305	62.3%	3,113,729	558,665	• Re-leasing the 10407 Centurion Parkway building (2004) • Funding Partnership operations (2004)	0	2,555,064
Stockbridge Village II (sold 2004)	2,705,451	46.4%	1,255,410	0	-	0	1,255,410

Total			$8,149,545	$1,767,287		$1,507,001	$4,875,257

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners determined that reserves of net sale proceeds of approximately $1,589,000 will be required to fund the costs anticipated in connection with re-leasing 10407 Centurion Parkway North. Our General Partners anticipate distributing residual net sale proceeds of approximately $3,286,000 in the fourth quarter of 2004 to the limited partners of record as of September 30, 2004, which, under the terms of the partnership agreement, does not include limited partners acquiring their units after June 30, 2004.

(d)	Related-Party Transactions

We have entered into agreements with Wells Capital, the General Partner of Wells Partners, and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 3 to our financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and the Joint Ventures, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of the Joint Ventures’ assets by class will be as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in a decrease to our net loss for the three and nine months ended September 30, 2004. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income (loss) would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of September 30, 2004.

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

On October 26, 2004, Fund V-VI-VII Associates entered into a purchase and sale agreement (the “Agreement”) to sell the Marathon Building containing approximately 76,000 square feet located in Appleton, Wisconsin for a gross sales price of $10,250,000, excluding closing costs, to an unaffiliated third party. The effective date of the

Agreement is October 21, 2004. We hold an equity interest of approximately 16.46% in Fund V-VI-VII Associates. The Marathon Building is 100% owned by Fund V-VI-VII Associates. We expect the closing of this transaction to occur during the fourth quarter of 2004. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on November 12, 2004. Accordingly, there are no assurances that this sale will be completed.

(h)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to the Partnership’s operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management and Wells Capital are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Ventures to find alternative service providers.

For the nine months ended September 30, 2004, WREF’s operating expenses exceeded operating revenues by approximately $11 million. During the first two quarters of 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services, and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, has reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of sales of affiliated investment products. The sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, was anticipated to be significantly less in 2004 than the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low in the beginning of its offering period.

For the three months ended September 30, 2004, on a consolidated basis, WREF’s operating revenues exceeded operating expenses by approximately $6 million. WREF is also expecting operating revenues to exceed operating expenses during the fourth quarter of 2004. WREF believes that the cash availability provided by both funds on hand and borrowing capacity through various credit facilities will be adequate to meet its obligations.

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

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND V, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

November 12, 2004	/s/ LEO F. WELLS, III Leo F. Wells, III President

November 12, 2004	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND V, L.P.

10.1	Lease Agreement with Synovus Financial Corp. for a portion of the 10407 Centurion Parkway Building (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund IV, L.P. for the period ending September 30, 2004, Commission File No. 0-20103, and hereby incorporated by this reference)

10.2	First Amendment to Lease Agreement with Synovus Financial Corp. for a portion of the 10407 Centurion Parkway Building (previously filed with the Commission as Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund IV, L.P. for the period ending September 30, 2004, Commission File No. 0-20103, and hereby incorporated by this reference)

10.3	Lease Agreement with Commercial Jacksonville, Inc. for a portion of the 10407 Centurion Parkway Building (previously filed with the Commission as Exhibit 10.3 to the Form 10-Q of Wells Real Estate Fund IV, L.P. for the period ending September 30, 2004, Commission File No. 0-20103, and hereby incorporated by this reference)

10.4	Lease Agreement with ADP, Inc. for a portion of the 10407 Centurion Parkway Building (previously filed with the Commission as Exhibit 10.4 to the Form 10-Q of Wells Real Estate Fund IV, L.P. for the period ending September 30, 2004, Commission File No. 0-20103, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002