Form 10-K
period 2004-12-31
WELLS REAL ESTATE FUND V L P
filed 2005-03-30
CIK 869713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number 0-21580

WELLS REAL ESTATE FUND V, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-1936904
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(770) 449-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

CLASS A UNITS

(Title of class)

CLASS B UNITS

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow or net sale proceeds;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM 1.     BUSINESS.

General

Wells Real Estate Fund V, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as its general partners (the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Class B limited partners shall have a one-time right to elect to have all of their units treated as Class A Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partner unit has equal voting rights, regardless of class.

On March 6, 1992, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per-unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 Units on April 27, 1992. The offering was terminated on March 3, 1993 at which time the Partnership had sold approximately 1,520,967 Class A Units and 179,635 Class B Units representing capital contributions of $17,006,020.

Management believes that the Partnership typically operates through the following five key life cycle phases. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fund-raising phase, less upfront fees, into the acquisition of real estate assets;

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

•	Disposition-and-liquidation phase

The period during which the Partnership sells its real estate investments, distributes net sale proceeds to the partners, liquidates, and terminates the Partnership.

The Partnership has moved from the positioning-for-sale phase into the disposition-and-liquidation phase of its life cycle and, accordingly, is focusing on re-leasing and marketing efforts that will result in the best disposition price for the remaining assets.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management, and investor relations for the Partnership. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 2004.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned by the Partnership through its investments in joint ventures. In the opinion of management of the registrant, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects, which may include the General Partners and their affiliates. As a result, in connection with negotiating leases, the Partnership may offer rental concessions, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its properties.

Web Site Address

Access to copies of each of our filings with the Securities and Exchange Commission (the “SEC”) may be obtained free of charge from the following website, http://www.wellsref.com, through a link to the http://www.sec.gov website.

ITEM 2.    PROPERTIES.

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the ”Joint Ventures”) and properties:

			Leased % as of December 31,
Joint Venture	Joint Venture Partners	Properties	2004	2003	2002	2001	2000
Fund IV and Fund V Associates (“Fund IV-V Associates”)	• Wells Real Estate Fund IV, L.P. • Wells Real Estate Fund V, L.P.	1. Village Overlook Property(1) Two substantially identical two-story office buildings located in Clayton County, Georgia	—	—%	95%	94%	78%
		2. 10407 Centurion Parkway North (formerly known as the “IBM Jacksonville Building”) A four-story office building located in Jacksonville, Florida	63%	3%	74%	93%	93%
Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	3. Hartford Building(2) A four-story office building located in Hartford, Connecticut	—	—%	100%	100%	100%
		4. Stockbridge Village II(3) Two retail buildings located in Stockbridge, Georgia	—	100%	93%	100%	100%
Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P	5. Marathon Building(4) A three-story office building located in Appleton, Wisconsin	—	100%	100%	100%	100%

(1)	This property was sold in September 2003.
(2)	This property was sold in August 2003.
(3)	This property was sold in April 2004.
(4)	This property was sold in December 2004.

Wells Real Estate Fund IV, L.P., Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. are affiliated with the Partnership through common general partners. Each of the aforementioned properties was acquired on an all-cash basis.

As of December 31, 2004, the lease expirations scheduled during the following ten years for all properties in which the Partnership owned an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership’s Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2005(2)	1	1,450	$31,381	$19,560	4.0%	7.4%
2009(3)	2	34,971	391,029	243,728	96.0	92.6

	3	36,421	$422,410	$263,288	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the Joint Venture that owns the leased property.
(2)	Kaplan Company lease at 10407 Centurion Parkway.
(3)	ADP lease at 10407 Centurion Parkway.

The Joint Ventures and properties in which the Partnership owned an interest during the periods presented are described below:

Fund IV-V Associates

In April 1992, Fund IV-V Associates was formed for the purpose of developing, constructing, owning, and operating commercial properties. During the periods presented, the Partnership and Wells Real Estate Fund IV, L.P. owned equity interests of approximately 62% and 38%, respectively, in the following properties based on their respective cumulative capital contributions to Fund IV-V Associates:

Village Overlook Property

In September 1992, Fund IV-V Associates acquired 2.655 acres of real property in Stockbridge, Georgia for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,850 rentable square feet each (the “Village Overlook Property”). On September 29, 2003, Fund IV-V Associates sold the Village Overlook Property to an unrelated third party for a gross selling price of $5,300,000. As a result of this sale, the Partnership received net sale proceeds of approximately $3,114,000 and was allocated a gain of approximately $1,140,000.

10407 Centurion Parkway North

In June 1992, Fund IV-V Associates acquired approximately 5.676 acres of real property located in Jacksonville, Florida for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet (“10407 Centurion Parkway North”). Approximately 62,400 square feet (or approximately 70%) of 10407 Centurion Parkway North was leased primarily to International Business Machines Corporation (“IBM”), a computer sales and service corporation, from April 1993 through April 2003.

During 2004, Fund IV-V Associates entered into a lease with Synovus Bank for approximately 19,000 square feet (or approximately 22% of the property) for a term of eleven years commencing on June 1, 2004. In connection with negotiating the Synovus Bank lease, Fund IV-V Associates agreed to absorb free rent for twelve months. Beginning June 1, 2005, annual base rent will be approximately $326,000 and increases each June until the lease expiration. The annualized base rent for the Synovus Bank lease for the last year of the lease is approximately $390,000. Additionally, a lease was executed with ADP, Inc. for approximately 32,000 square feet (or approximately 36% of the property) to commence on July 1, 2004 for a term of five years and five months. Fund IV-V Associates will absorb free rent for seven months. Beginning February 1, 2005 the annual base rent was approximately $543,000 and increases approximately 3% each December. Two other tenants, Kaplan Company and Commercial Jacksonville, Inc. lease approximately 2% and 3% of 10407 Centurion Parkway North, respectively. Management is actively marketing the property to prospective tenants.

Fund V-VI Associates

In December 1993, Fund V-VI Associates was formed for the purpose of owning and operating commercial properties. During the periods presented, the Partnership and Wells Real Estate Fund VI, L.P. owned equity interests of approximately 46% and 54%, respectively, in the following properties based on their respective cumulative capital contributions to Fund V-VI Associates:

Hartford Building

In December 1993, Fund V-VI Associates purchased the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet, from Hartford Accident and Indemnity Company. The Hartford Building is located on approximately 5.56 acres of land located in Southington, Connecticut. On August 12, 2003, Fund V-VI Associates sold the Hartford Building to an unrelated third party for a gross sales price of $8,925,000, less agreed-upon credits of $457,500. As a result of this sale, the Partnership received net sale proceeds of approximately $3,800,000 and gain of approximately $1,200,000 were allocated to the Partnership.

Stockbridge Village II

In November 1993, the Partnership purchased approximately 2.46 acres of real property located in Clayton County, Stockbridge, Georgia. On July 1, 1994, the Partnership contributed the property as a capital contribution to Fund V-VI Associates. Construction of an approximately 5,400 square feet retail building was completed in November 1994. A second retail building containing approximately 10,400 square feet was completed in June 1995. On April 29, 2004, four affiliated joint ventures, including Fund V-VI Associates, sold five real properties, including Stockbridge Village II, to an unrelated third party for a gross sales price of $23,750,000. As a result of the sale of Stockbridge Village II, the Partnership received net proceeds of approximately $1,300,000 and was allocated a gain of approximately $156,000.

Fund V-VI-VII Associates

In September 1994, Fund V-VI-VII Associates was formed for the purpose of owning and operating the Marathon Building. During the periods presented, the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. owned equity interests of approximately 16%, 42%, and 42%, respectively, in the following property based on their respective cumulative capital contributions to Fund V-VI-VII Associates:

Marathon Building

In September 1994, Fund V-VI-VII Associates purchased the Marathon Building, a three-story office building comprised of approximately 76,000 rentable square feet located on approximately 6.2 acres of land in Appleton, Wisconsin. On December 29, 2004, Fund V-VI-VII Associates sold the Marathon Building to an unrelated third party for a gross sales price of $10,250,000. On December 29, 2004, Fund V-VI-VII Associates sold the Marathon Building to an unrelated third party for a gross sales price of $10,250,000. As a result of the sale, the Partnership received net sale proceeds of approximately $1,600,000 in January 2005 and was allocated a gain of approximately $549,000.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, we are party to legal proceedings which arise in the ordinary course of its business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. In addition, no legal proceedings were terminated during the fourth quarter of 2004.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2005, 1,575,567 Class A Units and 125,036 Class B Units held by a total of 1,567 and 85 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units at their discretion.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year, and the proceeds therefrom (without any reduction for selling expenses), plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2004, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2004, to be approximately $5.19 per Class A Unit and $5.13 per Class B Unit,. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense which would be involved in obtaining appraisals for all of the Partnership’s properties.

The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. For example, as a result of the availability of conversion elections under the partnership agreement and the resulting complexities involved relating to the distribution methodology under the partnership agreement, each limited partnership unit of the Partnership potentially has its own unique characteristics as to distributions and value. These estimated valuations assume, and are applicable only to, limited partners who have made no conversion elections under the partnership agreement and who purchased their units directly from the Partnership in the Partnership’s original public offering of units. Further, as set forth above, no third-party appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans and IRA custodians for limited ERISA and IRA reporting purposes, as any indication of the fair market value of their units. In addition, it should be noted that ERISA plan fiduciaries and IRA custodians may use estimated unit valuations obtained from other sources, such as prices paid for the Partnership’s units in secondary market trades, and that such estimated unit valuations may well be lower than those estimated by the General Partners using the methodology required by the partnership agreement.

It should also be noted that the Partnership is in the process of selling certain of its properties and that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $2.82 per Class A Unit and $2.82 per Class B Unit to its limited partners.

Operating cash available for distribution to the limited partners is generally distributed on a quarterly basis. Under the partnership agreement, distributions from net cash from operations are paid first to limited partners holding Class A Units until each limited partner has received a 10% per annum return on their adjusted capital contributions, as defined. Additional cash available for distribution is then paid first to the General Partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No distributions of net cash from operations will be made to the limited partners holding Class B Units.

Operating cash distributions made to limited partners holding Class A Units during 2003 and 2004 are summarized below:

Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital
March 31, 2003	$97,901	$0.05	$0.01
June 30, 2003	$97,973	$0.02	$0.05
September 30, 2003	$78,378	$0.05	$0.00
December 31, 2003	$0	$0.00	$0.00
March 31, 2004	$0	$0.00	$0.00
June 30, 2004	$0	$0.00	$0.00
September 30, 2004	$0	$0.00	$0.00
December 31, 2004	$0	$0.00	$0.00

The Partnership reserved operating distributions to limited partners since the fourth quarter of 2003 primarily due to declines in operating cash flows resulting from the sales of the Village Overlook Property and the Hartford Building in the third quarter of 2003 and of Stockbridge Village III in the second quarter of 2004, and funding ongoing re-leasing costs for 10407 Centurion Parkway North and the Marathon Building. No operating cash distributions were paid to holders of Class B Units or the General Partners in 2004 or 2003.

ITEM 6.    SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the fiscal years ended December 31, 2004, 2003, 2002, 2001, and 2000.

	2004(1)	2003(2)	2002	2001	2000
Total assets	$8,373,610	$12,771,242	$10,803,548	$11,455,240	$11,981,060
Equity in income of Joint Ventures	486,870	2,461,789	519,893	710,276	681,339
Net income 689,639 561,721 354,999 (18,089)	380,318	2,361,046	403,761	629,113	614,337
Net income (loss) allocated to Limited Partners:
Class A	472,274	1,882,483	403,761	629,113	614,337
Class B	(91,956)	478,563	0	0	0
Net income (loss) per weighted-average Limited Partner Unit:
Class A	$0.30	$1.20	$0.26	$0.40	$0.39
Class B	$(0.71)	$3.59	$0.00	$0.00	$0.00
Operating cash distributions per weighted-average Class A Limited Partner Unit:
Investment Income	$0.00	$0.12	$0.26	$0.40	$0.39
Return of Capital	$0.00	$0.06	$0.31	$0.33	$0.33
Operating cash distributions per weighted-average Class B Limited Partner Unit:
Investment Income	$0.00	$0.00	$0.00	$0.00	$0.00
Return of Capital	$0.00	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$2.82	$0.00	$0.00	$0.00	$0.00
Class B	$2.85	$0.00	$0.00	$0.00	$0.00

(1)	The comparability of the periods presented above is affected by the sales of Stockbridge Village II and the Marathon Building in 2004 (See Item 2).

(2)	The comparability of the periods presented above is affected by the sales of the Village Overlook Property and the Hartford Building in 2003 (See Item 2).

ITEM    7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto.

(a)	Overview

Portfolio Overview

The Partnership has moved from the positioning-for-sale phase into the disposition-and-liquidation phase of its life cycle. We have sold four assets with the closing of the Marathon Building in December 2004. Our focus on the remaining asset involves re-leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

During 2004, we accomplished a number of goals. First, we completed two property dispositions, Stockbridge Village II and the Marathon Building, representing significant progress through the disposition-and-liquidation phase. The recent Marathon Building sale capitalized on the currently strong investor demand for well-leased office properties. Second, we increased occupancy at 10407 Centurion Parkway North, which had significant vacancy at the beginning of the year. Lastly, we made two distributions of net sale proceeds to limited partners totaling approximately $4,793,000, and announced the next net sale proceeds distribution to limited partners, which is scheduled for the second quarter 2005, totaling approximately $2,350,000 from the sales of the Village Overlook Property, Stockbridge Village II, and the Marathon Building.

With only one property remaining in the Partnership, the General Partners are currently reserving operating cash and the remaining net sale proceeds from the sale of the Marathon Building to fund the re-leasing costs anticipated for the remaining vacancy at 10407 Centurion Parkway North. We anticipate that operating distributions will continue to be reserved in the near term, as re-leasing occurs at this property, particularly since operating cash flow has decreased with the recent sales of Stockbridge Village II and the Marathon Building in 2004. Once the outcome of the property re-leasing effort is known, the General Partners will evaluate if further distributions of net sale proceeds are appropriate.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	The Village Overlook Property was sold in 2003. The Partnership received net sale proceeds of approximately $3,114,000, of which approximately $637,000 was used to fund the Partnership’s pro-rata share of operating expenses, re-leasing costs, and capital expenditures at the Marathon Building and 10407 Centurion Parkway North. Net sale proceeds of approximately $2,221,000 were distributed to the limited partners in November 2004, and the remaining proceeds of approximately $256,000 is currently scheduled to be distributed in the second quarter 2005.

•	The leasing efforts at 10407 Centurion Parkway North continue. Three leases executed in 2004 have increased the building occupancy to approximately 63%, and we continue to pursue leasing opportunities for the remaining vacant space.

•	The Hartford Building was sold in 2003. The Partnership received net sale proceeds of approximately $3,780,000, of which approximately $1,209,000 was used to fund the Partnership’s pro-rata share of operating expenses, re-leasing costs, and capital expenditures at the Marathon Building and 10407 Centurion Parkway North. Approximately $1,507,000 of the net sale proceeds were distributed to limited partners in January 2004. The remaining proceeds of approximately $1,065,000 were distributed in November 2004.

•	The Stockbridge Village II property was sold on April 29, 2004, and the Partnership received net sale proceeds of approximately $1,255,000. These proceeds are currently scheduled to be distributed to the limited partners in the second quarter 2005.

•	The Marathon Building was sold in December 2004, following the re-stabilization of the asset with two long-term leases. The Partnership received net sale proceeds of approximately $1,634,000 in January 2005, and approximately $839,000 is currently scheduled to be distributed to the limited partners in the second quarter 2005. As set forth above, the remaining proceeds are being reserved to fund the Partnership’s pro rata share of the re-leasing costs for the remaining vacant space at 10407 Centurion Parkway North.

As we move further into the disposition-and-liquidation phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers and negotiating purchase and sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyers.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

Management believes that the U.S. economy is continuing on the path of slow, but steady recovery. Job growth is improving, with 2.2 million jobs created in 2004, and with another 2.4 to 2.8 million projected to be added in 2005. Gross Domestic Product growth and renewed business confidence are fueling the job growth. However, uncertainty still exists in the economy, primarily due to high oil prices, the war in Iraq, the trade deficit, and other global issues.

The U.S. office real estate market has begun to show modest improvement. The strength of the overall economy is having a positive impact on office real estate fundamentals. Positive absorption of office space combined with a decline in new construction has contributed to the increase in office occupancy rates for three consecutive quarters. Although occupancy rates have increased, management does not expect that they will rise by more than 200 basis points annually. As a result, management anticipates that it could be a minimum of two to three years before vacancy rates reach the equilibrium level of ten to twelve percent. Average asking rates stabilized in the second half of 2004. Management believes that renewed employment growth should benefit the office market; however, the uncertainty that still exists in the economy is causing many firms to continue to be more cautious with their investment and hiring decisions. Importantly, management believes the pace and strength of the recovery for office real estate will vary by market. Market conditions vary widely by geographical region, metropolitan area, submarket, and property.

The real estate capital transaction market continues to be very active. Capitalization rates (“cap rates”) have continued to decline in spite of the fact that the Federal Reserve (the “Fed”) increased the Federal Funds Rate five times in 2004. Management believes that the decline in cap rates is predominately driven by increased capital flows into real estate. The spread between average cap rates and 10-year U.S. Treasuries narrowed in 2004; however, this was primarily due to a drop in cap rates rather than a rise in 10-year U.S. Treasuries. In management’s opinion, absent a significant move in interest rates or a significant decrease in the number of parties interested in acquiring real estate, cap rates are not expected to significantly increase from their current levels in 2005.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

(b)	Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $486,870, $2,461,789, and $519,893 for the years ended December 31, 2004, 2003, and 2002, respectively. The 2004 decrease is primarily attributable to (i) a significant decrease in occupancy of 10407 Centurion Parkway North beginning in the second quarter of 2003; (ii) a decrease in operating income from the Marathon Building resulting from entering into two new leases that were effective January 2004 at the current prevailing market rates, which were less than the rates previously charged; (iii) an increase in depreciation expense as a result of placing tenant improvements into service at the Marathon Building in the first quarter of 2004; (iv) foregone operating income due to the sales of the Hartford Building in August 2003, the Village Overlook Property in September 2003, and Stockbridge Village II in April 2004, partially offset by (v) a gain recognized on the sale of Stockbridge Village II in April 2004, (vi) a decline in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004, and (vii) the gain recognized on the December 2004 sale of the Marathon Building.

The 2003 increase, as compared to 2002, in equity in income of Joint Ventures resulted primarily from the gains recognized from the sales of the Hartford Building by Fund V-VI Associates in August 2003 and the Village Overlook Property by Fund IV-V Associates in September 2003.

We expect future equity in income of Joint Ventures to decline as we continue to sell properties in subsequent periods.

Expenses of the Partnership

Expenses of the Partnership were $162,435, $110,088, and $117,114 for the years ended December 31, 2004, 2003, and 2002, respectively. The 2004 increase is primarily due to higher administrative salaries, accounting fees, legal fees, postage and delivery, and printing costs associated with increased reporting and regulatory requirements. The 2003 decrease, as compared to 2002, is primarily due to a decrease in legal and other professional fees, partially offset by increases in accounting fees and printing and notebooks. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going-forward basis.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Ventures with operating cash flows, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs and other capital improvements. Any residual operating cash flows are distributed from the Joint Ventures to the Partnership, and are considered available for distribution to the limited partners. Distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Ventures’ tenants to honor lease payments and our ability to assist the Joint Ventures in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the year ended December 31, 2004, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $(35,000), as compared to approximately $332,000 for the year ended December 31, 2003 and $1,081,000 for the year ended December 31, 2002. The 2004 decline is primarily attributable to a corresponding decline in operating distributions received from the Joint Ventures described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Operating cash flows are generally used to pay operating distributions to limited partners; however, we reserved such distributions for the year ended December 31, 2004. Our General Partners anticipate continuing to reserve such distributions until the occupancy of 10407 Centurion Parkway North increases and the related re-leasing costs are funded.

Operating distributions from the Joint Ventures have declined in 2004 as a result of (i) absorbing rent abatements for the Marathon Building, and (ii) forgone cash flows resulting from the sales of properties in previous and current periods. Operating distributions and are expected to continue to be reserved as we sell the remaining property. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

During the year ended December 31, 2004, we received net proceeds from the sale of Stockbridge Village II of approximately $1,255,000. During the same period, we invested net sale proceeds of approximately $1,465,000 and net operating cash flows of approximately $28,000 in the Joint Ventures in order to fund building improvements and re-leasing costs for 10407 Centurion Parkway North, tenant improvements for the Marathon Building, and utilized approximately $80,000 of net sale proceeds to fund Partnership operations. We distributed net sale proceeds of approximately $1,507,000 and approximately $3,286,000 to limited partners in January 2004 and November 2004, respectively. As of December 31, 2004, net property sale proceeds from the December 29, 2004 sale of the Marathon Building of approximately $1,634,000 allocated to the Partnership were held at Fund V-VI-VII Associates and transferred to the Partnership in January 2005.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $18,000 as of December 31, 2004. During 2005, our General Partners anticipate that we will fund our proportionate share of the remaining capital expenditures for 10407 Centurion Parkway North, which are necessary to prepare the remaining vacant space (approximately 37% of the building) for leasing.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Fund IV-V Associates, and net proceeds generated from the strategic sale of the remaining property. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned through the Fund IV-V Associates. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily effected by distributions received from the Fund IV-V Associates, which are dependent upon net operating income generated by the remaining property, less reserves for known capital expenditures.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and respective Joint Venture partners on a pro-rata basis.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership during the first month following each calendar quarter-end. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of December 31, 2004, we have received, used, and held net proceeds from the sale of properties as presented below:

	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of December 31, 2004
Property Sold				Amount	Purpose
Hartford Building (sold 2003)	$8,146,900	46.4%	$3,780,406	$1,208,622	• Operating expenses (2003) • Re-leasing the Marathon Building and 10407 the Centurion Parkway building (2004) • Funding Partnership operations (2004)	$2,571,784	$0

Village Overlook Property (sold 2003)	4,995,305	62.3%	3,113,729	636,581	• Re-leasing the 10407 Centurion Parkway building (2004) • Funding Partnership operations (2004)	2,221,218	255,930

Stockbridge Village II (sold 2004)	2,705,451	46.4%	1,255,410	0	—	0	1,255,410

Total			$8,149,545	$1,845,203		$4,793,002	$1,511,340

As of December 31, 2004, net property sale proceeds from the December 29, 2004 sale of the Marathon Building of approximately $1,634,000 allocated to the Partnership were held at Fund V-VI-VII Associates and transferred to the Partnership in January 2005. Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners determined that reserves of net sale proceeds of approximately $795,000 will be required to fund the Partnership’s pro rata share of the costs anticipated in connection with re-leasing 10407 Centurion Parkway North. Our General Partners anticipate distributing residual net sale proceeds of approximately $2,350,000 in the second quarter of 2005 as further described below.

(d)	Contractual Obligations and Commitments

Distribution of Net Sale Proceeds

In December 2004, the General Partners announced their intention to distribute net sale proceeds of approximately $2,350,000 in the second quarter of 2005 to the limited partners of record as of March 31, 2005, which, under the terms of the Partnership agreement, does not include limited partners acquiring units after December 31, 2004. Of the total net property sale proceeds attributable to the Partnership of approximately $3,145,000 as of December 31, 2004, approximately $1,511,000 was held by the Partnership, and approximately $1,634,000 was held by Fund V-VI-VII Associates. Following the aforementioned intended distributions the Partnership will hold residual proceeds of approximately $795,000 in reserve in order to fund future operating costs of the Partnership.

This distribution has not been formally declared by the General Partners. In accordance with the terms of the partnership agreement, the General Partners may elect to retain reserves deemed reasonably necessary for the Partnership at the sole discretion of the General Partners. Thus, should a change in circumstances prior to the intended distribution date require the General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

(e)	Contingencies

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo F. Wells, III, our General Partner, Wells Capital, the corporate general partner of our other General Partners, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs, and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of December 31, 2004, Wells Capital had incurred approximately $32,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

(f)	Related-Party Transactions

Management and Leasing Fees and Administration Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management, the management and leasing of the Partnership’s properties; administrative services for the Partnership, relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions,” for a description of these fees and expense reimbursements incurred by the Partnership during the year ended December 31, 2004.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Partnership with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

(g)	Inflation

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

(h)	Application of Critical Accounting Policies

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

In the third quarter of 2004, the Joint Ventures completed a review of their real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of their real estate assets. As a result of this review, the Joint Ventures changed their estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Ventures extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $62,975 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice. This change has no impact on the amount of depreciation allocated to the limited partners for federal income tax purposes.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of December 31, 2004.

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

(i)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to our operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management, Wells Capital, and WIS are owned and controlled by and comprise substantially all of the operations of Wells Real Estate Funds, Inc. (“WREF”). Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF is to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Venture to find alternative service providers.

For the six months ended December 31, 2004, operating revenues for WREF on a consolidated basis exceeded operating expenses by approximately $5.8 million, and WREF is also expecting revenues to exceed expenses during 2005. For the year ended December 31, 2004, operating expenses for WREF exceeded operating revenues by $11.6 million. During 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services, and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of gross investment proceeds raised by the sale of securities issued by affiliated investment products. Gross offering proceeds from the sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, were anticipated to be significantly less in 2004 than offering proceeds from the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low during the beginning of its offering period.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent registered public accountants during the years ended December 31, 2004 or 2003.

ITEM 9A.    CONTROLS AND PROCEDURES.

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

For the quarter ended December 31, 2004, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 61, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is the corporate general partner of our other General Partner. He is also the sole stockholder, President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, WIS, and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of non-cash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to engage in selling efforts and other nonprincipal activities on behalf of WIS.

On or about November 24, 2004, a putative class action complaint, the Hendry Action, was filed by four individuals against Wells Capital and Mr. Wells, the general partners of Wells Real Estate Fund I, Wells Real Estate Fund I, Wells Management, and WIS, an affiliate of the General Partners. See Part I, Item 7 for additional information regarding the Hendry Action.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff, of Wells Capital. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since the Partnership and General Partners do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to Wells Capital’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of Wells Capital performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

As of December 31, 2004, the Partnership has not made payments directly to the General Partners. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No limited partner owns beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2005:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	508.825 Units (a)	Less than 1%

(a)	Leo F. Wells, III owns 508.825 Class A Units through an Individual Retirement Account.

No arrangements exist which would, upon execution, result in a change in control of the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to the General Partners and their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the limited partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have not received any distributions of operating cash flow or net sales proceeds in 2004.

Property Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through the Joint Ventures equal to the lesser of (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through Joint Ventures was $14,480, $61,597, and $106,605 for the years ended December 31, 2004, 2003, and 2002, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2004, no real estate commissions were paid to the General Partners or their affiliates.

Administration Reimbursement

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. During 2004, 2003, and 2002, the Partnership reimbursed $76,323, $44,247, and $44,179, respectively, to Wells Capital and Wells Management for these services. As of December 31, 2004 and 2003, overpayments to Wells Capital for administrative reimbursements of $1,146 and $0 are recorded as due from affiliate in the accompanying balance sheets, respectively. As of December 31, 2004 and 2003, administrative reimbursements due to Wells Management of $2,873 and $0 are included in due to affiliate in the accompanying balance sheets, respectively.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible nonauditing services provided by our independent registered public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent registered public accountants or on an individual basis. The preapproval of certain audit-related services and certain nonauditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent registered public accountants may not be retained to perform the nonauditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Registered Public Accountants

During the year ended December 31, 2004, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accountants and provided certain tax and other services. Ernst & Young has served as our independent registered public accountants since July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the Partnership’s annual financial statements by Ernst & Young for the fiscal years ended December 31, 2004 and 2003, are set forth in the table below.

	2004	2003
Audit Fees(1)	$27,120	$23,185
Audit-Related Fees	0	2,265
Tax Fees	5,494	471
All Other Fees	0	0

Total	$32,614	$25,921

(1)	A portion of the Audit Fees is allocated to the Joint Ventures in which the Partnership invests.

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state, or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent registered public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. The financial statements are contained on pages F-2 through F-51 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c) See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND V, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

March 30, 2005	/s/ LEO F. WELLS, III Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.
March 30, 2005	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

2004 FORM 10-K

OF

WELLS REAL ESTATE FUND V, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*4	(a)	Agreement of Limited Partnership of Wells Real Estate Fund V, L.P. (Exhibit 4(a) to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*4	(b)	First Amendment to Agreement of Limited Partnership of Wells Real Estate Fund V, L.P. (Exhibit 4(e) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*4	(c)	Certificate of Limited Partnership of Wells Real Estate Fund V, L.P. (Exhibit 4(c) to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(a)	Management Agreement between Wells Real Estate Fund V, L.P. and Wells Management Company, Inc. (Exhibit 10(c) to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(b)	Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund V, L.P. and Wells Management Company, Inc. (Exhibit 10(b) to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(c)	Custodial Agency Agreement between Wells Real Estate Fund V, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(d)	Fund IV and Fund V Associates Joint Venture Agreement dated April 14, 1992 (Exhibit 10(n) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(e)	Agreement for the Purchase and Sale of Real Property with GL National, Inc. (Exhibit 10(o) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(f)	Lease with International Business Machines Corporation (Exhibit 10(p) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(g)	Lease with ROLM Company (Exhibit 10(q) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

Exhibit Number		Description of Document

*10	(h)	Construction Agreement with McDevitt & Street Company (Exhibit 10(r) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(i)	Development Agreement with ADEVCO Corporation (Exhibit 10(s) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(j)	Guaranty of Development Agreement by David M. Kraxberger (Exhibit 10(t) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(k)	Architect Agreement with Mayes, Sudderth & Etheredge, Inc. (Exhibit 10(u) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(l)	Architect Agreement with Peter C. Sutton, A.I.A. (Exhibit 10(v) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(m)	First Amendment to Joint Venture Agreement of Fund IV and V Associates dated September 9, 1992 (Exhibit 10(w) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(n)	Option Agreement for the Purchase and Sale of Real Property (Exhibit 10(x) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(o)	First Amendment to Option Agreement for the Purchase and Sale of Real Property (Exhibit 10(y) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(p)	Partial Assignment and Assumption of Option Agreement for the Purchase and Sale of Real Property (Exhibit 10(z) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(q)	Lease Agreement with the Executive Committee of the Baptist Convention of the State of Georgia, d/b/a Georgia Baptist Health Care System (Exhibit 10(aa) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(r)	Construction Contract with Cecil N. Brown Co., Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(s)	Agreement for the Purchase and Sale of Real Property with 675 Industrial Park, Ltd. dated September 29, 1993 (Exhibit to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1993, File No. 0-21580)

*10	(t)	Fund V and Fund VI Associates Joint Venture Agreement dated December 27, 1993 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

Exhibit Number		Description of Document

*10	(u)	Sale and Purchase Agreement dated November 17, 1993, with Hartford Accident and Indemnity Company (Exhibit 10(h) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(v)	Lease with Hartford Fire Insurance Company December 29, 1993 (Exhibit 10(i) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(w)	Amended and Restated Custodial Agency Agreement dated April 1, 1994, between Wells Real Estate Fund V, L.P. and NationsBank of Georgia, N.A. (Exhibit to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10	(x)	First Amendment to Joint Venture Agreement of Fund V and Fund VI Associates dated July 1, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10	(y)	Land and Building Lease Agreement dated March 29, 1994, between Apple Restaurants, Inc. and NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund V, L.P. (Exhibit to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10	(z)	Building Lease Agreement dated September 9, 1994, between Glenn’s Open-Pit Bar-B-Que, Inc. and NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10	(aa)	Joint Venture Agreement of Fund V, Fund VI and Fund VII Associates dated September 8, 1994, among Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. (Exhibit 10(j) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(bb)	Agreement for the Purchase and Sale of Property dated August 24, 1994, between Interglobia Inc.—Appleton and NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(cc)	Assignment and Assumption of Agreement for the Purchase and Sale of Real Property dated September 9, 1994, between NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates, and NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(l) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(dd)	Building Lease dated February 14, 1991, between Interglobia Inc.—Appleton and Marathon Engineers/Architects/Planners, Inc. (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(ee)	Limited Guaranty of Lease dated January 1, 1993, by J. P. Finance OY and Fluor Daniel, Inc. for the benefit of Interglobia Inc.—Appleton (included as Exhibit B to Assignment, Assumption and Amendment of Lease referred to as Exhibit 10(ff) below, which is included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

Exhibit Number		Description of Document

*10	(ff)	Assignment, Assumption and Amendment of Lease dated January 1, 1993, among Interglobia Inc.—Appleton, Marathon Engineers/Architects/Planners, Inc. and Jaakko Pöyry Fluor Daniel (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(gg)	Second Amendment to Building lease dated August 15, 1994, between Interglobia Inc. - Appleton and Jaakko Pöyry Fluor Daniel (successor-in-interest to Marathon Engineers/Architects/Planners, Inc.) (included as Exhibit D-1 to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(hh)	Assignment and Assumption of Lease dated September 6, 1994, between Interglobia Inc.—Appleton and NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(q) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10	(ii)	First Amendment to Lease with Hartford Fire Insurance Company (Exhibit to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 2002, Commission File No. 0-21580)

*10	(jj)	Purchase and Sale Agreement relating to the sale of the Hartford Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund V, L.P. for the quarter ended September 30, 2003, Commission File No. 021580)

*10	(kk)	Purchase and Sale Agreement relating to the sale of Village Overlook I&II and Hannover Parkway (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund IV, L.P. for the quarter ended September 30, 2003, Commission File No. 0-20103)

*10	(ll)	Purchase and Sale Agreement for the sale of Stockbridge Village Shopping Center, Stockbridge Village II, Stockbridge Village III, Stockbridge Village I Expansion, and Hannover Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the quarter ended June 30, 2004, Commission file No. 0-18407)

*10	(mm)	Lease Agreement with Synovus Financial Corp. for a portion of the 10407 Centurion Parkway Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund IV, L.P. for the quarter ended September 30, 2004, Commission File No. 0-20103)

*10	(nn)	First Amendment to Lease Agreement with Synovus Financial Corp. for a portion of the 10407 Centurion Parkway Building (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund IV, L.P. for the quarter ended September 30, 2004, Commission File No. 0-20103)

*10	(oo)	Lease Agreement with Commercial Jacksonville, Inc. for a portion of the 10407 Centurion Parkway Building (Exhibit 10.3 to the Form 10-Q of Wells Real Estate Fund IV, L.P. for the quarter ended September 30, 2004, Commission File No. 0-20103)

*10	(pp)	Lease Agreement with ADP, Inc. for a portion of the 10407 Centurion Parkway Building (Exhibit 10.4 to the Form 10-Q of Wells Real Estate Fund IV, L.P. for the quarter ended September 30, 2004, Commission File No. 0-20103)

Exhibit Number		Description of Document

10	(qq)	Purchase and Sale Agreement for the sale of the Marathon Building

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WELLS REAL ESTATE FUND V, L.P.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund V, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund V, L.P. as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund V, L.P. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

WELLS REAL ESTATE FUND V, L.P.

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Investment in joint ventures (Note 4)	$6,736,167	$6,058,674
Cash and cash equivalents	1,539,602	6,605,558
Due from joint ventures	96,695	107,010
Due from affiliate	1,146	0

Total assets	$8,373,610	$12,771,242

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$14,994	$2,815
Due to affiliates	2,873	0

	17,867	2,815

Commitments and contingencies (Note 9)

Partners’ capital:
Limited partners:
Class A – 1,575,566 units and 1,567,566 units issued and outstanding as of December 31, 2004 and 2003, respectively	8,346,545	12,289,864
Class B – 125,036 units and 133,036 units issued and outstanding as of December 31, 2004 and 2003, respectively	9,198	478,563
General partners	0	0

Total partners’ capital	8,355,743	12,768,427

Total liabilities and partners’ capital	$8,373,610	$12,771,242

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
EQUITY IN INCOME OF JOINT VENTURES (Note 4)	$486,870	$2,461,789	$519,893

EXPENSES:
Partnership administration	113,431	75,328	71,771
Legal and accounting	46,807	26,708	38,162
Other general and administrative	2,197	8,052	7,181

Total expenses	162,435	110,088	117,114

INTEREST AND OTHER INCOME	55,883	9,345	982

NET INCOME	$380,318	$2,361,046	$403,761

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$472,274	$1,882,483	$403,761

CLASS B	$(91,956)	$478,563	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.30	$1.20	$0.26

CLASS B	$(0.71)	$3.59	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,571,566	1,567,279	1,566,416

CLASS B	129,036	133,324	134,186

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2001	1,566,416	$11,168,772	134,186	$0	$0	$11,168,772

Net income	0	403,761	0	0	0	403,761
Distributions of operating cash flow ($0.57 per Class A Unit)	0	(890,901)	0	0	0	(890,901)

BALANCE, December 31, 2002	1,566,416	10,681,632	134,186	0	0	10,681,632

Class B conversion elections	1,150	0	(1,150)	0	0	0
Net income	0	1,882,483	0	478,563	0	2,361,046
Distributions of operating cash flow ($0.18 per Class A Unit)	0	(274,251)	0	0	0	(274,251)

BALANCE, December 31, 2003	1,567,566	12,289,864	133,036	478,563	0	12,768,427

Class B conversion elections	8,000	10,188	(8,000)	(10,188)	0	0
Net income (loss)	0	472,274	0	(91,956)	0	380,318
Distributions of net sale proceeds ($2.82 and $2.85 per Class A Unit and Class B Unit, respectively)	0	(4,425,781)	0	(367,221)	0	(4,793,002)

BALANCE, December 31, 2004	1,575,566	$8,346,545	125,036	$9,198	$0	$8,355,743

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$380,318	$2,361,046	$403,761
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of joint ventures	(486,870)	(2,461,789)	(519,893)
Operating distributions received from joint ventures	57,534	453,642	1,175,082
Changes in operating assets and liabilities:
Due from affiliate	(1,146)	0	0
Due to affiliate	2,873	0	0
Accounts payable and accrued expenses	12,179	(21,200)	21,555

Total adjustments	(415,430)	(2,029,347)	676,744

Net cash flows (used in) provided by operating activities	(35,112)	331,699	1,080,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(1,493,252)	(277,840)	0
Net sale proceeds received from joint ventures	1,255,410	6,894,135	0

Net cash flows (used in) provided by investing activities	(237,842)	6,616,295	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sales proceeds distributions paid to limited partners	(4,793,002)	0	0
Distributions paid to limited partners from accumulated earnings	0	(195,954)	(479,804)
Distributions paid to limited partners in excess of accumulated earnings	0	(176,198)	(597,204)

Net cash flows used in financing activities	(4,793,002)	(372,152)	(1,077,008)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,065,956)	6,575,842	3,497

CASH AND CASH EQUIVALENTS, beginning of year	6,605,558	29,716	26,219

CASH AND CASH EQUIVALENTS, end of year	$1,539,602	$6,605,558	$29,716

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from joint ventures	$96,695	$107,010	$158,103

Partnership distributions payable	$0	$0	$97,901

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.    ORGANIZATION AND BUSINESS

Wells Real Estate Fund V, L.P. (or, “the Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as its general partners (the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on October 25, 1990 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Class B limited partners shall have a one-time right to elect to have all of their units treated as Class A Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partner unit has equal voting rights, regardless of class.

On March 6, 1992, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on April 27, 1992. The offering was terminated on March 3, 1993, at which time the Partnership had sold approximately 1,520,967 Class A Units and 179,635 Class B Units representing capital contributions of $17,006,020.

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund IV and Fund V Associates (“Fund IV-V Associates”)	• Wells Real Estate Fund IV, L.P. • Wells Real Estate Fund V, L.P.

1. Village Overlook Property(1)

Two substantially identical two-story office buildings located in Clayton County, Georgia

2. 10407 Centurion Parkway North (formerly known as the “IBM Jacksonville Building”)

A four-story office building located in Jacksonville, Florida

Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	3. Hartford Building(2) A four-story office building located in Hartford, Connecticut 4. Stockbridge Village II(3) Two retail buildings located in Stockbridge, Georgia
Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	5. Marathon Building(4) A three-story office building located in Appleton, Wisconsin

(1)	This property was sold in September 2003.

(2)	This property was sold in August 2003.

(3)	This property was sold in April 2004.

(4)	This property was sold in December 2004.

Wells Real Estate Fund IV, L.P., Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. are affiliated with the Partnership through common general partners. Each of the aforementioned properties was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

In the third quarter of 2004, the Joint Ventures completed a review of their real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of their real estate assets. As a result of this review, the Joint Ventures changed their estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Ventures extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $62,975 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Distribution of Net Cash from Operations

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

Distribution of Sales Proceeds

Upon the sale of properties, net sale proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Class A Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective adjusted capital contributions, as defined;

•	To limited partners holding units, which at any time have been treated as Class B Units, until they have received an amount equal to the distributions of net cash from operations received by the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners until they have received an amount equal to their respective cumulative distributions, as defined;

•	To all the General Partners until they have received 100% of their respective capital contribution, as defined;

•	Thereafter, 80% to the limited partners and 20% to the General Partners.

Allocation of Net Income, Net Loss, and Gain on Sale

For purpose of determining allocations per the partnership agreements, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and the gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

3.	RELATED-PARTY TRANSACTIONS

(a)	Due from Joint Ventures

Due from Joint Ventures at December 31, 2004 and 2003 represents the Partnership’s share of operating cash to be distributed from its joint venture investments for the fourth quarters of 2004 and 2003, respectively, as follows:

	2004	2003
Fund IV-V Associates	$41,366	$46,621
Fund V-VI Associates	0	22,602
Fund V-VI-VII Associates	55,329	37,787

	$96,695	$107,010

(b)	Management and Leasing Fees

The Partnership entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for asset management and the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management, management and leasing fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through Joint Ventures are $14,480, $61,597, and $106,605 for the years ended December 31, 2004, 2003, and 2002, respectively.

(c)	Administration Reimbursements

Wells Capital, the general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Partnership reimbursed $76,323, $44,247, and $44,179, respectively, to Wells Capital and Wells Management for these services. As of December 31, 2004 and 2003, overpayments to Wells Capital for administrative reimbursements of $1,146 and $0 are recorded as due from affiliate in the accompanying balance sheets, respectively. As of December 31, 2004 and 2003, administrative reimbursements due to Wells Management of $2,873 and $0 are included in due to affiliate in the accompanying balance sheets, respectively.

(d)	Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Well Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Partnership with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	INVESTMENT IN JOINT VENTURES

Fund IV-V Associates

On April 14, 1992, the Partnership entered into Fund IV-V Associates, a joint venture agreement with Wells Real Estate Fund IV, L.P. During 1992, Fund IV-V Associates purchased a parcel of land on which the Village Overlook Property was developed and purchased a second parcel of land in Jacksonville, Florida, on which 10407 Centurion Parkway North was developed. During 2000, Wells Real Estate Fund IV, L.P. made additional capital contributions to Fund IV-V Associates. Ownership interests were recomputed accordingly.

On September 29, 2003, Fund IV-V Associates sold the Village Overlook Property to an unrelated third party for a gross selling price of $5,300,000. As a result of this sale, the Partnership received net sale proceeds of approximately $3,114,000 and was allocated a gain of approximately $1,140,000.

Fund V-VI Associates

On December 27, 1993, the Partnership entered into Fund V-VI Associates, a joint venture agreement with Wells Real Estate Fund VI, L.P. In December 1993, Fund V-VI Associates purchased a 71,000-square-foot, four-story office building known as the Hartford Building in Southington, Connecticut. On July 1, 1994, the Partnership contributed its interest in a parcel of land, the Stockbridge Village II property, to Fund V-VI Associates. The Stockbridge Village II property consists of two separate restaurants and began operations during 1995. During 1999, Wells Real Estate Fund VI, L.P. made additional capital contributions to Fund V-VI Associates. Ownership interests were recomputed accordingly.

On August 12, 2003, Fund V-VI Associates sold the Hartford Building to an unrelated third party for a gross sales price of $8,925,000, less agreed-upon credits of $457,500. As a result of this sale, the Partnership was allocated a gain of approximately $1,200,000 and received net sale proceeds of approximately $3,800,000.

On April 29, 2004, four affiliated joint ventures, including Fund V-VI Associates, sold five real properties, including Stockbridge Village II, to an unrelated third party for a gross sales price of $23,750,000. As a result of the sale of Stockbridge Village II, the Partnership was allocated a gain of approximately $156,000 and received net proceeds of approximately $1,300,000.

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

On December 29, 2004, Fund V-VI-VII Associates sold the Marathon Building to an unrelated third party for a gross sales price of $10,250,000. As a result of the sale, the Partnership received net sale proceeds of approximately $1,600,000 in January 2005 and was allocated a gain of approximately $549,000.

The Partnership’s investment and ownership percentage in the Joint Ventures as of December 31, 2004 and 2003 are presented below:

	2004		2003
	Amount	Approximate Percentage	Amount	Approximate Percentage
Fund IV-V Associates	$5,067,860	62%	$3,993,572	62%
Fund V-VI Associates	32,188	46%	1,142,517	46%
Fund V-VI-VII	1,636,119	16%	922,585	16%

	$6,736,167		$6,058,674

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2004 and 2003 are presented below:

	2004	2003
Investment in Joint Ventures, beginning of year	$6,058,674	$10,615,729
Equity in income of Joint Ventures	486,870	2,461,789
Contributions to Joint Ventures	1,493,252	277,840
Distributions from Joint Ventures	(1,302,629)	(7,296,684)

Investment in Joint Ventures, end of year	$6,736,167	$6,058,674

Condensed financial information for the Joint Ventures in which the Partnership held an interest as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Fund IV-V Associates	$8,234,482	$6,489,057	$104,450	$82,489	$8,130,032	$6,406,568
Fund V-VI Associates	83,175	2,536,542	14,325	74,897	68,850	2,461,645
Fund V-VI-VII Associates	10,121,492	6,374,148	180,150	767,764	9,941,342	5,606,384

	$18,439,149	$15,399,747	$298,925	$925,150	$18,140,224	$14,474,597

	Total Revenues			Income (Loss) From Continuing Operations			Income From Discontinued Operations					Net Income (Loss)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,					For The Years Ended December 31,
	2004	2003	2002	2004	2003	2002	2004		2003		2002	2004		2003	2002
Fund IV-V Associates	$429,957	$407,109	$1,276,022	$(505,200)	$(498,971)	$206,751	$8,664		$1,971,991	(1)	$85,995	$(496,536	)(5)	$1,473,020	$292,746
Fund V-VI Associates	0	0	0	(29,790)	(18,873)	(1,000)	406,403	(2)	3,166,202	(3)	516,530	376,613		3,147,329	515,530
Fund V-VI VII Associates	0	0	0	(15,902)	0	0	3,792,434	(4)	505,193		596,563	3,776,532	(5)	505,193	596,563

	$429,957	$407,109	$1,276,022	$(550,892)	$(517,844)	$205,751	$4,207,501		$5,643,386		$1,199,088	$3,656,609		$5,125,542	$1,404,839

(1)	Includes a gain of $1,829,564 recognized on the sale of the Village Overlook Property, of which $1,140,367 is attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

(2)	Includes a gain of $335,325 recognized on the sale of the Stockbridge Village II property, of which $155,591 is attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

(3)	Includes a gain of $2,671,217 recognized on the sale of the Hartford building, of which $1,239,445 is attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

(4)	Includes a gain of $3,334,464 recognized on the sale of the Marathon Building, of which $548,853 is attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

(5)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the year ended December 31, 2004 of approximately $78,678 and $84,660 for Fund IV-V Associates and Fund V-VI-VII Associates, respectively. Fund V-VI Associates did not recognize any depreciation expense in 2004 due to the aforementioned property sales during the first half of 2004. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

5.	PER UNIT AMOUNTS

Income (loss) per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income (loss) per limited partnership unit, as presented in the accompanying statements of operations, will vary from the per unit amounts attributable to the individual investors due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Class A Units and Class B Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions and cumulative earnings allocations as a result of, among other things, the one-time right afforded to Class B unit holders to elect to convert all of their units to Class A Units.

For the reasons mentioned above, distributions of net sale proceeds per unit also vary among individual unit holders. Distributions of net sale proceeds have been calculated at the investor level pursuant to the partnership agreement and allocated between the Class A and Class B limited partners in the period paid. Accordingly, distributions of net sale proceeds per unit, as presented in the accompanying financial statements, vary from the per unit amounts attributable to the individual investors.

6.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Financial statement net income	$380,318	$2,361,046	$403,761
Increase (decrease) in net income resulting from:
Meals & entertainment	0	0	312
Penalties	0	0	19
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	132	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	85,305 (1)	143,372	235,311
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	0	0	(26,879)
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(341,222)	58,439	97,938
Write-off for financial reporting purposes but not for income tax purposes	(24,046)	9,483	0
Gain on sale of property for financial reporting purposes in excess of tax reporting purposes	(156,406)	(749,208)	0

Income tax basis net income	$(55,919)	$1,823,132	$710,462

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which Tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Financial statement partners’ capital	$8,355,743	$12,768,427	$10,681,632
Increase (decrease) in partners’ capital resulting from:
Meals & entertainment	312	312	312
Penalties	19	19	19
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	132	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	1,820,217	1,734,912	1,591,540
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	2,178,700	2,178,700	2,178,700
Write-off for financial reporting purposes but not for income tax purposes	(14,563)	9,483	0
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(353,638)	(12,416)	(70,855)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	(909)	(909)	(909)
Gain on sale of property for financial reporting purposes in excess of tax reporting purposes	(905,614)	(749,208)	0
Partnership’s distributions payable	0	0	97,901

Income tax basis partners’ capital	$11,080,399	$15,929,320	$14,478,340

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003.

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint ventures	$(92,771)	$70,467	$(62,594)	$571,768
Interest and other income	14,575	11,037	12,926	17,345
Net income (loss)	(106,371)	24,773	(93,063)	554,979
Net income (loss) allocated to limited partners:
Class A	$0	$96,367	$0	$375,907
Class B	(106,371)	(71,594)	(93,063)	179,072
Net income (loss) per weighted-average limited partner unit:
Class A	$0.00	$0.06	$0.00	$0.24
Class B (a)	$(0.80)	$(0.55)	$(0.72)	$1.43
Distribution of net property sale proceeds per weighted-average limited partner unit
Class A	$0.89	$0.00	$0.00	$1.93
Class B (b)	$0.89	$0.00	$0.00	$1.99

	2003 Quarters Ended
	March 31	June 30	September 30		December 31
Equity in income (loss) of joint ventures	$103,880	$61,241	$2,373,260		$(76,592)
Interest and other income	329	0	0		9,016
Net income (loss)	81,402	28,357	2,347,363		(96,076)
Net income (loss) allocated to limited partners:
Class A	$81,402	$28,357	$1,804,161	(c)	$(31,437)
Class B	0	0	543,202	(c)	(64,639)
Net income (loss) per weighted-average limited partner unit:
Class A	$0.05	$0.02	$1.15		$(0.02)
Class B	$0.00	$0.00	$4.08		$(0.49)
Distribution per limited partner unit:
Class A	$0.06	$0.06	$0.05		$0.01
Class B	$0.00	$0.00	$0.00		$0.00

(a)	The quarterly per unit amounts have been calculated using actual income (loss) for the respective quarters. Conversely, the corresponding annual income (loss) per unit amounts have been calculated assuming that income (loss) was earned ratably over the year. As a result, the sum of these quarterly per unit amounts does not equal the respective annual per unit amount presented in the accompanying financial statements.

(b)	The sum of the four quarterly amounts does not equal the respective annual amount presented in the accompanying financial statements due to rounding.

(c)	These amounts have been restated to reflect the impact of a reclassification of $543,202 from net income allocated to Class A limited partners to net loss allocated to Class B limited partners related to the gains recognized on the sales of the Village Overlook Property and the Hartford Building attributable to the Partnership in the third quarter of 2003. This reclassification has no impact on net income.

8.	AMERICAN JOBS CREATION ACT OF 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

9.	COMMITMENTS AND CONTINGENCIES

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo F. Wells, III, our General Partner, Wells Capital, the corporate general partner of our other General Partners, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs, and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of December 31, 2004, Wells Capital had incurred approximately $32,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

Distribution of Net Sale Proceeds

In December 2004, the General Partners announced their intention to distribute net sale proceeds of approximately $2,350,000 in the second quarter of 2005 to the limited partners of record as of March 31, 2005, which, under the terms of the Partnership agreement, does not include limited partners acquiring units after December 31, 2004. Of the total net property sale proceeds attributable to the Partnership of approximately $3,145,000 as of December 31, 2004, approximately $1,511,000 was held by the Partnership, and approximately $1,634,000 was held by Fund V-VI-VII Associates. Following the aforementioned intended distributions the Partnership will hold residual proceeds of approximately $795,000 in reserve in order to fund future operating costs of the Partnership.

This distribution has not been formally declared by the General Partners. In accordance with the terms of the partnership agreement, the General Partners may elect to retain reserves deemed reasonably necessary for the Partnership at the sole discretion of the General Partners. Thus, should a change in circumstances prior to the intended distribution date require the General Partners to reevaluate the Partnerships reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund IV and Fund V Associates:

We have audited the accompanying balance sheets of Fund IV and Fund V Associates as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund IV and Fund V Associates at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

FUND IV AND FUND V ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Real estate assets, at cost:
Land	$1,499,190	$1,499,190
Building and improvements, less accumulated depreciation of $3,394,798 and $3,036,845 at 2004 and 2003, respectively	5,854,377	4,623,158

Total real estate assets	7,353,567	6,122,348

Cash and cash equivalents	131,067	342,769
Accounts receivable, net	372,445	10,098
Other assets, net	377,403	13,842

Total assets	$8,234,482	$6,489,057

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and refundable security deposits	$58,043	$32,461
Partnership distributions payable	41,366	49,796
Due to affiliate	543	0
Deferred rent	4,498	232

Total liabilities	104,450	82,489

Partners’ capital:
Wells Real Estate Fund IV, L.P.	3,062,172	2,412,996
Wells Real Estate Fund V, L.P.	5,067,860	3,993,572

Total partners’ capital	8,130,032	6,406,568

Total liabilities and partners’ capital	$8,234,482	$6,489,057

See accompanying notes.

FUND IV AND FUND V ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
REVENUES:
Rental income	$429,133	$401,492	$1,114,332
Reimbursement income	499	5,399	161,331
Interest and other income	325	218	359

Total revenues	429,957	407,109	1,276,022

EXPENSES:
Operating costs	457,225	469,073	566,700
Depreciation	357,953	316,977	323,689
Joint venture administration	52,202	49,681	56,609
Legal and accounting	38,061	22,992	7,170
Management and leasing fees	29,716	47,357	115,103

Total expenses	935,157	906,080	1,069,271

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(505,200)	(498,971)	206,751

DISCONTINUED OPERATIONS:
Operating income	8,664	142,427	85,995
Gain on disposition	0	1,829,564	0

Income from discontinued operations	8,664	1,971,991	85,995

NET INCOME (LOSS)	$(496,536)	$1,473,020	$292,746

See accompanying notes.

FUND IV AND FUND V ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Wells Real Estate Fund IV, L.P.	Wells Real Estate Fund V, L.P.	Total Partners’ Capital
Balance, December 31, 2001	$3,906,837	$6,465,239	$10,372,076

Net income	110,268	182,478	292,746
Partnership distributions	(336,148)	(556,275)	(892,423)

Balance, December 31, 2002	3,680,957	6,091,442	9,772,399

Net income	554,841	918,179	1,473,020
Partnership contributions	151,071	250,000	401,071
Partnership distributions	(1,973,873)	(3,266,049)	(5,239,922)

Balance, December 31, 2003	2,412,996	3,993,572	6,406,568

Net loss	(187,029)	(309,507)	(496,536)
Partnership contributions	836,205	1,383,795	2,220,000

Balance, December 31, 2004	$3,062,172	$5,067,860	$8,130,032

See accompanying notes.

FUND IV AND FUND V ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(496,536)	$1,473,020	$292,746
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Gain on sale	0	(1,829,564)	0
Depreciation	357,953	456,641	552,288
Amortization of deferred leasing costs	27,079	18,261	45,918
Changes in assets and liabilities:
Accounts receivable, net	(362,347)	28,523	129,204
Other assets, net	(2,630)	39,524	831
Accounts payable and refundable security deposits	25,582	(144,340)	82,248
Deferred rent	4,266	(30,524)	30,756
Due to affiliate	543	0	(40,809)

Total adjustments	50,446	(1,461,479)	800,436

Net cash (used in) provided by operating activities	(446,090)	11,541	1,093,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(1,589,172)	(35,665)	(114,134)
Payments of deferred leasing costs	(388,010)	0	0
Net proceeds received from sale of real estate	0	4,995,305	0

Net cash (used in) provided by investing activities	(1,977,182)	4,959,640	(114,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners	(8,430)	(5,334,389)	(1,013,279)
Contributions from joint venture partners	2,220,000	401,071	0

Net cash provided by (used in) financing activities	2,211,570	(4,933,318)	(1,013,279)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(211,702)	37,863	(34,231)

CASH AND CASH EQUIVALENTS, beginning of year	342,769	304,906	339,137

CASH AND CASH EQUIVALENTS, end of year	$131,067	$342,769	$304,906

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$41,366	$49,796	$144,263

Write-off of accounts receivable	$0	$0	$43,143

Write-off of fully amortized deferred leasing costs	$127,025	$96,328	$0

See accompanying notes.

FUND IV AND FUND V ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.    ORGANIZATION AND BUSINESS

In April 1992, Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P entered into an agreement to form Fund IV and Fund V Associates (the “Joint Venture”). The general partners of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P. are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed for the purpose of developing, constructing and operating commercial real properties. On September 14, 1992, the Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each, the Village Overlook Property. On September 29, 2003, the Joint Venture sold the Village Overlook Property to an unrelated third party for a gross selling price of $5,300,000. As a result of this sale, the Joint Venture received net proceeds of approximately $4,995,000 and was allocated gain of approximately $1,830,000. On June 8, 1992, the Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet, 10407 Centurion Parkway North (formerly the “IBM Jacksonville Building”).

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

The Joint Venture has begun to evaluate various options for liquidating its investments in properties. Assets designated as held for sale are adjusted to the lower of carrying value or fair value less costs to sell, and depreciation ceases.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $78,678 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, net

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2004 or 2003.

Other Assets, net

As of December 31, 2004 and 2003, other assets is comprised of the following items:

	2004	2003
Deferred leasing costs, net	$360,931	$0
Refundable security deposits	8,971	8,385
Utility deposits	4,275	4,275
Prepaid property insurance	3,226	0
Other prepaid expenses	0	1,182

Total	$377,403	$13,842

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs include accumulated amortization of $27,079 and $0 as of December 31, 2004 and 2003, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or is obligated to refund such balances to the tenants upon the expiration of the related lease term.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P. held ownership interests in the Joint Venture of approximately 38% and 62%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P. are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P. entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $15,707, $67,216, and $133,559 for the years ended December 31, 2004, 2003, and 2002, respectively.

(b) Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture’s properties, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Joint Venture reimbursed $45,179, $52,506, and $65,192, respectively, to Wells Management and its affiliates for these services. As of December 31, 2004 and 2003, administrative reimbursements of $543 and $0 are included in due to affiliates in the accompanying balance sheets, respectively.

(c) Conflicts of Interest

The general partners of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P. are also general partners of other Wells Real Estate Funds. In addition, Wells Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the general partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4. DISCONTINUED OPERATIONS

SFAS No. 144 requires, among other things, that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statement of operations for all periods presented. On September 29, 2003, the Joint Venture sold the Village Overlook Property. The results of discontinued operations from the Village Overlook Property included in the accompanying statements of operations are summarized below:

	2004	2003	2002
Total property revenues	$7,740	$564,432	$689,635

Operating costs-rental property	(1,716)	232,161	305,447
Depreciation	0	139,664	228,599
Management and leasing fees	792	50,180	69,594

Total expenses	(924)	422,005	603,640

Operating income	8,664	142,427	85,995
Gain on disposition	0	1,829,564	0

Income from discontinued operations	$8,664	$1,971,991	$85,995

5.    RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2004 follows:

Year ending December 31:
2005	$722,520
2006	737,185
2007	754,950
2008	773,634
2009	759,346
Thereafter	2,023,990

$5,771,625

Two tenants contributed approximately 88% and 12% of rental income for the year ended December 31, 2004. In addition, two tenants will contribute approximately 62% and 33% of future minimum rental income.

FUND IV AND FUND V ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

		Initial Cost			Gross Carrying Amount as of December 31, 2004
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation (b)	Date of Construction	Date Acquired
10407 CENTURION PARKWAY NORTH (a)	None	$1,384,751	$7,016,905	$2,346,709	$1,499,190	$9,249,175	$0	$10,748,365	$3,394,798	1992	06/08/92

Total		$1,384,751	$7,016,905	$2,346,709	$1,499,190	$9,249,175	$0	$10,748,365	$3,394,798

(a)	10407 Centurion Parkway North is a four-story office building located in Jacksonville, Florida.
(b)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

FUND IV AND FUND V ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2001	$13,767,132	$3,710,357

2002 additions	114,134	552,288

BALANCE AT DECEMBER 31, 2002	13,881,266	4,262,645

2003 additions	68,435	316,977
2003 disposals	(4,790,507)	(1,542,777)

BALANCE AT DECEMBER 31, 2003	9,159,194	3,036,845

2004 additions	1,589,171	357,953

BALANCE AT DECEMBER 31, 2004	$10,748,365	$3,394,798

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund V and Fund VI Associates:

We have audited the accompanying balance sheet of Fund V and Fund VI Associates as of December 31, 2003, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund V and Fund VI Associates at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

FUND V AND FUND VI ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004 (Unaudited)	2003
Real estate assets, at cost
Assets held for sale	$0	$2,319,648

Total real estate assets	0	2,319,648

Cash and cash equivalents	76,721	125,279
Accounts receivable, net	6,104	71,910
Other assets, net	350	19,705

Total assets	$83,175	$2,536,542

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and refundable security deposits	$13,986	$7,951
Partnership distributions payable	0	48,709
Due to affiliate	339	0
Deferred rent	0	18,237

Total liabilities	14,325	74,897

Partners’ capital:
Wells Real Estate Fund V, L.P.	32,191	1,142,519
Wells Real Estate Fund VI, L.P.	36,659	1,319,126

Total partners’ capital	68,850	2,461,645

Total liabilities and partners’ capital	$83,175	$2,536,542

See accompanying notes.

FUND V AND FUND VI ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, and 2002

	2004 (Unaudited)	2003	2002
EXPENSES:
Legal and accounting	$21,727	$12,531	$0
Joint venture administration	8,063	6,342	1,000

Total expenses	29,790	18,873	1,000

NET LOSS FROM CONTINUING OPERATIONS	(29,790)	(18,873)	(1,000)

DISCONTINUED OPERATIONS:
Operating income	71,078	494,985	516,530
Gain on disposition	335,325	2,671,217	0

Income from discontinued operations	406,403	3,166,202	516,530

NET INCOME	$376,613	$3,147,329	$515,530

See accompanying notes.

FUND V AND FUND VI ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Wells Real Estate Fund V, L.P.	Wells Real Estate Fund VI, L.P.	Total Partners’ Capital
Balance, December 31, 2001	$3,618,438	$4,179,416	$7,797,854

Net income	239,221	276,309	515,530
Partnership distributions	(324,497)	(374,808)	(699,305)

Balance, December 31, 2002	3,533,162	4,080,917	7,614,079

Net income	1,460,455	1,686,874	3,147,329
Partnership contributions	27,840	32,160	60,000
Partnership distributions	(3,878,938)	(4,480,825)	(8,359,763)

Balance, December 31, 2003	1,142,519	1,319,126	2,461,645

Net income	174,760	201,853	376,613
Partnership distributions	(1,285,088)	(1,484,320)	(2,769,408)

Balance, December 31, 2004 (Unaudited)	$32,191	$36,659	$68,850

See accompanying notes.

FUND V AND FUND VI ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004 (Unaudited)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$376,613	$3,147,329	$515,530
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	(335,325)	(2,671,217)	0
Depreciation	0	192,776	372,508
Amortization of deferred leasing costs	3,143	28,865	12,210
Changes in assets and liabilities:
Accounts receivable, net	21,216	(73,631)	23,443
Accounts payable and refundable security deposits	6,035	(320,623)	300,544
Due to affiliate	339	0	0
Deferred rent	(18,237)	(42,745)	60,982
Other assets, net	10,324	(2,788)	0

Total adjustments	(312,505)	(2,889,363)	769,687

Net cash provided by operating activities	64,108	257,966	1,285,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	0	(265,246)	(6,478)
Net proceeds from the sale of real estate	2,705,451	8,146,900	0
Payments for deferred leasing costs	0	0	(314,512)

Net cash provided by (used in) investing activities	2,705,451	7,881,654	(320,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners	(2,818,117)	(8,324,464)	(834,158)
Contributions from joint venture partners	0	60,000	0

Net cash used in financing activities	(2,818,117)	(8,264,464)	(834,158)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,558)	(124,844)	130,069

CASH AND CASH EQUIVALENTS, beginning of year	125,279	250,123	120,054

CASH AND CASH EQUIVALENTS, end of year	$76,721	$125,279	$250,123

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$48,709	$12,987

See accompanying notes.

FUND V AND FUND VI ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 (unaudited), 2003, AND 2002

1.    ORGANIZATION AND BUSINESS

On December 27, 1993, Wells Real Estate Fund V, L.P. and Wells Real Estate Fund VI, L.P. entered into a joint venture agreement to create Fund V and Fund VI Associates (the “Joint Venture”). The general partners of Wells Real Estate Fund V, L.P. and Wells Real Estate Fund VI, L.P. are Leo F. Wells, III and Wells Partners, L.P., a Georgia private limited partnership.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On December 29, 1993, the Joint Venture purchased the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet. The Hartford Building is located on 5.56 acres of land in Hartford, Connecticut. On August 12, 2003, the Joint Venture sold the Hartford Building to an unrelated third party for a gross sales price of approximately $8,925,000, less agreed-upon credits of approximately $457,500. As a result of this sale, the Joint Venture received net proceeds of approximately $8,146,900 and recognized a gain of approximately $2,671,217.

On November 12, 1993, Wells Real Estate Fund V, L.P. purchased 2.46 acres of real property located in Clayton County, Georgia. On July 1, 1994, Wells Real Estate Fund V, L.P. contributed this land as a capital contribution to the Joint Venture. Construction of a 5,400 square foot retail building on this property was completed in November 1994. A second retail building containing approximately 10,423 square feet was completed in June 1995. Upon construction, this property became known as Stockbridge Village II. On April 29, 2004, four joint ventures, including the Joint Venture, sold five real properties, including Stockbridge Village II, to an unrelated third party for a gross sales price of $23,750,000. As a result of the sale of Stockbridge Village II, the Joint Venture recognized a gain of approximately $335,325 and received net proceeds of approximately $2,705,451.

As of December 31, 2004, the Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture is in the process of winding up its affairs by, among other things, collecting the outstanding receivables and satisfying outstanding payables. Subsequent thereto, management intends to distribute any residual cash balances to the joint venture partners and terminate the Joint Venture in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, net

Accounts receivable are comprised of tenant receivables and straight-line rent receivable. Management assesses the collectibility of accounts receivable on an ongoing basis and would provide for allowances should such balances, or a portion thereof, be deemed uncollectible. Allowances of $285 and $0 have been recorded as of December 31, 2004 or 2003, respectively.

Other Assets, net

Other assets as of December 31, 2004 and 2003 is comprised of the following items:

	2004 (Unaudited)	2003
Deferred leasing costs, net	$0	$9,032
Prepaid property insurance	350	4,048
Refundable security deposits	0	6,625

Total	$350	$19,705

Deferred leasing costs reflect costs incurred to procure operating leases, are capitalized and amortized on a straight-line basis over the terms of the related leases, and include accumulated amortization of $0 and $67,624 as of December 31, 2004 and 2003, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, is obligated to refund such balances to the tenants upon the expiration of the related lease term.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Wells Real Estate Fund V, L.P. and Wells Real Estate Fund VI, L.P. held ownership interests in the Joint Venture of approximately 46% and 54%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund V, L.P. and Wells Real Estate Fund VI, L.P. are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Real Estate Fund V, L.P. and Wells Real Estate Fund VI, L.P. entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Real Estate Fund V, L.P. and Wells Real Estate Fund VI, L.P. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $7,829, $38,948, and $48,171 for the years ended December 31, 2004, 2003, and 2002, respectively.

(b)	Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Joint Venture reimbursed $14,156, $29,052, and $38,814, respectively, to Wells Management and its affiliates for these services. As of December 31, 2004 and 2003, administrative reimbursements of $339 and $0 are included in due to affiliate in the accompanying balance sheets, respectively.

(c)	Conflicts of Interest

The general partners of Wells Real Estate Fund V, L.P. and Wells Real Estate Fund VI, L.P. are also general partners of other Wells Real Estate Funds. In addition, Wells Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the general partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	DISCONTINUED OPERATIONS

SFAS No. 144 requires, among other things, assets held for sale to be presented separately in the accompanying balance sheets and that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statements of operations for all periods presented. On August 12, 2003, the Joint Venture sold the Hartford Building. On March 18, 2003, Stockbridge Village II was classified as held for sale, and subsequently sold on April 29, 2004. As such, the results of discontinued operations included in the accompanying statements of operations for the years ended December 31, 2004, 2003, and 2002 are summarized below:

	2004 (Unaudited)	2003	2002
Total property revenues	$118,320	$887,044	$1,074,391

Operating costs-rental property	36,922	133,457	126,959
Depreciation	0	192,776	372,508
Amortization of deferred leasing costs	3,143	28,865	12,210
Management and leasing fees	7,177	36,961	46,184

Total expenses	47,242	392,059	557,861

Operating income	71,078	494,985	516,530
Gain on disposition	335,325	2,671,217	0

Income from discontinued operations	$406,403	$3,166,202	$516,530

FUND V AND FUND VI ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004 (UNAUDITED)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Carrying Amount as of December 31, 2004				Accumulated Depreciation (b)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
STOCKBRIDGE VILLAGE II (a)	None	$1,094,691	$1,850,571	$0	$0	$0	$0	$0	$0	1994	11/12/93

Total		$1,094,691	$1,850,571	$0	$0	$0	$0	$0	$0

(a)	Stockbridge Village II consists of two retail buildings located in Stockbridge, Georgia. This property was sold in April 2004.
(b)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

FUND V AND FUND VI ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004 (UNAUDITED)

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2001	$10,491,979	$2,769,703

2002 additions	6,241	372,272

BALANCE AT DECEMBER 31, 2002	10,498,220	3,141,975

2003 additions	265,246	192,776
2003 disposals	(7,687,520)	(2,578,453)

BALANCE AT DECEMBER 31, 2003	3,075,946	756,298

2004 disposals	(3,075,946)	(756,298)

BALANCE AT DECEMBER 31, 2004 (UNAUDITED)	$0	$0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund V, Fund VI, and Fund VII Associates:

We have audited the accompanying balance sheets of Fund V, Fund VI and Fund VII Associates as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund V, Fund VI and Fund VII Associates at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

FUND V, FUND VI AND FUND VII ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Real estate assets, at cost:
Land	$0	$314,591
Building and improvements, less accumulated depreciation of $3,076,111 at December 31, 2003	0	5,825,190

Total real estate assets	0	6,139,781

Cash and cash equivalents	10,119,659	234,367
Accounts receivable, net	1,833	0

Total assets	$10,121,492	$6,374,148

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable	$14,868	$538,193
Partnership distributions payable	164,362	229,571
Due to affiliates	920	0

Total liabilities	180,150	767,764

Partners’ capital:
Wells Real Estate Fund V, L.P.	1,636,119	922,585
Wells Real Estate Fund VI, L.P.	4,158,304	2,344,991
Wells Real Estate Fund VII, L.P.	4,146,919	2,338,808

Total partners’ capital	9,941,342	5,606,384

Total liabilities and partners’ capital	$10,121,492	$6,374,148

See accompanying notes.

FUND V, FUND VI AND FUND VII ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
EXPENSES:
Legal and accounting	$15,718	$0	$0
Joint venture administration	184	0	0

Total expenses	15,902	0	0

NET LOSS FROM CONTINUING OPERATIONS	(15,902)	0	0

DISCONTINUED OPERATIONS:
Operating income	457,971	505,193	596,563
Gain on disposition	3,334,463	0	0

Income from discontinued operations	3,792,434	505,193	596,563

NET INCOME	$3,776,532	$505,193	$596,563

See accompanying notes.

FUND V, FUND VI AND FUND VII ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Wells Real Estate Fund V, L.P.	Wells Real Estate Fund VI, L.P.	Wells Real Estate Fund VII, L.P.	Total Partners’ Capital
Balance, December 31, 2001	$1,050,146	$2,669,167	$2,662,052	$6,381,365

Net income	98,194	249,542	248,827	596,563
Partnership distributions	(157,215)	(399,538)	(398,392)	(955,145)

Balance, December 31, 2002	991,125	2,519,171	2,512,487	6,022,783

Net income	83,155	211,322	210,716	505,193
Partnership distributions	(151,695)	(385,502)	(384,395)	(921,592)

Balance, December 31, 2003	922,585	2,344,991	2,338,808	5,606,384

Net income	621,617	1,579,723	1,575,192	3,776,532
Partnership contributions	109,459	278,170	277,371	665,000
Partnership distributions	(17,542)	(44,580)	(44,452)	(106,574)

Balance, December 31, 2004	$1,636,119	$4,158,304	$4,146,919	$9,941,342

See accompanying notes.

FUND V, FUND VI AND FUND VII ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,776,532	$505,193	$596,563
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale	(3,334,463)	0	0
Depreciation	273,833	339,580	344,446
Changes in assets and liabilities:
Accounts receivable	(611,160)	76,818	17,928
Accounts payable	(523,325)	537,483	710
Due to affiliates	920	0	(6,112)

Total adjustments	(4,194,195)	953,881	356,972

Net cash (used in) provided by operations	(417,663)	1,459,074	953,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(117,592)	(533,397)	0
Net proceeds from sale of real estate	9,927,330	0	0

Net cash provided by (used in) investing activities	9,809,738	(533,397)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners	(171,783)	(932,683)	(950,178)
Contributions from joint venture partners	665,000	0	0

Net cash provided by (used in) investing activities	493,217	(932,683)	(950,178)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,885,292	(7,006)	3,357

CASH AND CASH EQUIVALENTS, beginning of year	234,367	241,373	238,016

CASH AND CASH EQUIVALENTS, end of year	$10,119,659	$234,367	$241,373

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$164,362	$229,571	$240,662

See accompanying notes.

FUND V, FUND VI AND FUND VII ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.    ORGANIZATION AND BUSINESS

On September 8, 1994, Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. entered into a joint venture known as Fund V, Fund VI and Fund VII Associates (the “Joint Venture”). The general partners of Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed for the purpose of investing in commercial real properties. In September 1994, the Joint Venture acquired a 75,000-square-foot, three-story office building, the Marathon Building, located in Appleton, Wisconsin. On December 29, 2004, the Joint Venture sold the Marathon Building to an unrelated third party for a gross sales price of $10,250,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $9,927,330 and recognized a gain of approximately $3,334,463.

As of December 31, 2004, the Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture is in the process of winding up its affairs by, among other things, collecting the outstanding receivables and satisfying outstanding payables. Subsequent thereto, management intends to distribute any residual cash balances to the joint venture partners and terminate the Joint Venture in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $84,660 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

As of December 31, 2004, the net proceeds from the December 29, 2004 sale of the Marathon Building were included in the Joint Venture cash balance. The Joint Venture distributed such proceeds to Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. in January 2004.

Accounts Receivable, net

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2004 or 2003.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. held ownership interests in the Joint Venture of approximately 16%, 42%, and 42%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% of the gross revenues for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $6,425, $9,900, and $6,110 for the years ended December 31, 2004, 2003, and 2002, respectively, which are payable to Wells Management.

(b)	Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Joint Venture reimbursed $13,983, $28,958, and $16,864, respectively, to Wells Management and its affiliates for these services. As of December 31, 2004 and 2003, administrative reimbursements of $920 and $0 are included in due to affiliate in the accompanying balance sheets, respectively.

(c)	Conflicts of Interest

The general partners of Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. are also general partners of other Wells Real Estate Funds. In addition, Wells Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the general partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.    DISCONTINUED OPERATIONS

SFAS No. 144 requires, among other things, that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statement of income for all periods presented. On December 29, 2004, the Joint Venture sold the Marathon Building. The results of discontinued operations of the Marathon Building included in the accompanying statements of operations are summarized below:

	2004	2003	2002
Total property revenues	$819,048	$913,521	$974,439

Operating costs-rental property	80,819	58,848	27,319
Depreciation	273,833	339,580	344,446
Management and leasing fees	6,425	9,900	6,111

Total expenses	361,077	408,328	377,876

Operating income	457,971	505,193	596,563
Gain on disposition	3,334,463	0	0

Income from discontinued operations	$3,792,434	$505,193	$596,563

FUND V, FUND VI AND FUND VII ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Carrying Amount as of December 31, 2004				Accumulated Depreciation (b)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
MARATHON BUILDING (a)	None	$314,591	$7,964,830	$0	$0	$0	$0	$0	$0	1991	09/16/94

(a)	Marathon Building is a three-story office building located in Appleton, Wisconsin. The Marathon Building was sold on December 29, 2004.
(b)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

FUND V, FUND VI AND FUND VII ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2001	$8,682,495	$2,392,085

2002 additions	0	344,446

BALANCE AT DECEMBER 31, 2002	8,682,495	2,736,531

2003 additions	533,397	339,580

BALANCE AT DECEMBER 31, 2003	9,215,892	3,076,111

2004 additions	117,592	273,833
2004 disposals	(9,333,484)	(3,349,944)

BALANCE AT DECEMBER 31, 2004	$0	$0