Form 10-Q
period 2005-03-31
WELLS REAL ESTATE FUND V L P
filed 2005-05-13
CIK 869713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 0-21580

WELLS REAL ESTATE FUND V, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-1936904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services; and

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND V, L.P.

WELLS REAL ESTATE FUND V, L.P.

BALANCE SHEETS

ASSETS

	March 31, 2005 (unaudited)	December 31, 2004
Investments in joint ventures	$5,260,475	$6,736,167
Cash and cash equivalents	2,994,495	1,539,602
Due from joint ventures	41,190	96,695
Due from affiliate	0	1,146

Total assets	$8,296,160	$8,373,610

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$14,765	$14,994
Due to affiliates	6,529	2,873

Total liabilities	21,294	17,867

PARTNERS’ CAPITAL:
Limited partners:
Class A—1,575,566 units issued and outstanding as of March 31, 2005 and December 31, 2004	8,274,866	8,346,545
Class B—125,036 units issued and outstanding as of March 31, 2005 and December 31, 2004	0	9,198
General partners	0	0

Total partners’ capital	8,274,866	8,355,743

Total liabilities and partners’ capital	$8,296,160	$8,373,610

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2005	2004
EQUITY IN LOSS OF JOINT VENTURES	$(56,703)	$(92,771)

EXPENSES:
Partnership administration	24,032	17,545
Legal and accounting	12,127	10,281
Other general and administrative	327	349

Total expenses	36,486	28,175

INTEREST AND OTHER INCOME	12,312	14,575

NET LOSS	$(80,877)	$(106,371)

NET LOSS ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(71,679)	$0

CLASS B	$(9,198)	$(106,371)

NET LOSS PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.05)	$0.00

CLASS B	$(0.07)	$(0.80)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,575,566	1,567,566

CLASS B	125,036	133,036

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE THREE MONTHS ENDED MARCH 31, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	1,567,566	$12,289,864	133,036	$478,563	$0	$12,768,427

Class B conversion elections	8,000	10,188	(8,000)	(10,188)	0	0
Net income (loss)	0	472,274	0	(91,956)	0	380,318
Distributions of net sale proceeds ($2.82 and $2.85 per Class A Unit and Class B Unit, respectively)	0	(4,425,781)	0	(367,221)	0	(4,793,002)

BALANCE, December 31, 2004	1,575,566	8,346,545	125,036	9,198	0	8,355,743

Net loss	0	(71,679)	0	(9,198)	0	(80,877)

BALANCE, March 31, 2005	1,575,566	$8,274,866	125,036	$0	$0	$8,274,866

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,877)	$(106,371)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of joint ventures	56,703	92,771
Operating distributions received from joint ventures	55,505	27,858
Changes in operating assets and liabilities:
Due from affiliate	1,146	0
Due to affiliates	3,656	0
Accounts payable and accrued expenses	(229)	9,506

Total adjustments	116,781	130,135

Net cash flows provided by operating activities	35,904	23,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(215,049)	(109,460)
Net sale proceeds received from joint ventures	1,634,038	0

Net cash flows provided by (used in) investing activities	1,418,989	(109,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	0	(1,507,002)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,454,893	(1,592,698)

CASH AND CASH EQUIVALENTS, beginning of period	1,539,602	6,605,558

CASH AND CASH EQUIVALENTS, end of period	$2,994,495	$5,012,860

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund V, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on October 25, 1990 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Class B limited partners shall have a one-time right to elect to have all of their units treated as Class A Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partner unit has equal voting rights, regardless of class.

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund IV and Fund V Associates (“Fund IV-V Associates”)	• Wells Real Estate Fund IV, L.P. • Wells Real Estate Fund V, L.P.	1. 10407 Centurion Parkway North A four-story office building located in Jacksonville, Florida
Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II(1) Two retail buildings located in Stockbridge, Georgia
Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Marathon Building(2) A three-story office building located in Appleton, Wisconsin

(1)	This property was sold in April 2004.

(2)	This property was sold in December 2004.

Wells Real Estate Fund IV, L.P., Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. are affiliated with the Partnership through common general partners. Each of the aforementioned properties was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On April 29, 2004, four Wells-affiliated Joint Ventures, including Fund V-VI Associates, sold five real properties, including Stockbridge Village II, to an unrelated third party for a gross sale price of $23,750,000. As a result of the sale of Stockbridge Village II, the Partnership received net sale proceeds of approximately $1,300,000 and was allocated a gain of approximately $156,000.

On December 29, 2004, Fund V-VI-VII Associates sold the Marathon Building to an unrelated third party for a gross sales price of $10,250,000. As a result of the sale, the Partnership received net sale proceeds of approximately $1,600,000 and was allocated a gain of approximately $549,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreements, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and the gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

Management and Leasing Fees

The Partnership entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management, management and leasing fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through Joint Ventures is $11,781 and $3,453 for the three months ended March 31, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $19,182 and $14,608 for the three months ended March 31, 2005 and 2004, respectively. As of December 31, 2004, overpayments to Wells Capital for administrative reimbursements of $1,146 are recorded as due from affiliate in the accompanying balance sheet. As of December 31, 2004, administrative reimbursements due to Wells Management of $2,873 are included in due to affiliates in the accompanying balance sheet. As of March 31, 2005, administrative reimbursements due to Wells Management and Wells Capital of $6,529 are included in due to affiliates in the accompanying balance sheet.

4.	INVESTMENTS IN JOINT VENTURES

Basis of Presentation

During the periods presented, the Partnership owned interests in properties through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as the other joint venture partners, is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

Summary of Operations

Condensed financial information for the Joint Ventures for the three months ended March 31, 2005 and 2004, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund IV-V Associates	$204,731	$18,546	$(84,333)	$(206,664)	$0	$1,423	$(84,333)	$(205,241)
Fund V-VI Associates	0	0	(4,543)	(9,084)	0	58,633	(4,543)	49,549
Fund V-VI-VII Associates	0	0	(9,010)	(6,248)	(3,307)	80,187	(12,317)	73,939

	$204,731	$18,546	$(97,886)	$(221,996)	$(3,307)	$140,243	$(101,193)	$(81,753)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants. Strategic dispositions could occur during this phase in order to capitalize on market conditions;

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have sold four assets with the closing of the Marathon Building in December 2004. Our focus on the remaining asset involves re-leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

Moving into 2005, we are focused on re-leasing efforts at 10407 Centurion Parkway North, and we are pleased to report that we are seeing an increase in prospective tenant activity. We also have announced the next net sale proceeds distribution to limited partners, scheduled for the second quarter 2005, totaling approximately $2,350,000 from the sales of the Village Overlook Property, Stockbridge Village II, and the Marathon Building.

With only one property remaining in the Partnership, the General Partners are currently reserving operating cash and the remaining net sale proceeds from the sale of the Marathon Building to fund the re-leasing costs anticipated for the remaining vacancy at 10407 Centurion Parkway North. We anticipate that operating distributions will continue to be reserved in the near term, as re-leasing occurs at this property, particularly since operating cash flow has decreased with the recent sales. Once the outcome of the property re-leasing effort is known, the General Partners will evaluate if further distributions of net sale proceeds are appropriate.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	The Village Overlook Property was sold in 2003. The Partnership received net sale proceeds of approximately $3,114,000, of which approximately $637,000 was used to fund the Partnership’s pro-rata share of operating expenses, re-leasing costs, and capital expenditures at the Marathon Building and 10407 Centurion Parkway North. Net sale proceeds of approximately $2,221,000 were distributed to the limited partners in November 2004, and the remaining proceeds of approximately $256,000 are currently scheduled to be distributed in the second quarter 2005.

•	The leasing efforts at 10407 Centurion Parkway North continue. The building occupancy currently stands at approximately 61%, and we continue to pursue leasing opportunities for the remaining vacant space.

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

•	Stockbridge Village II was sold on April 29, 2004, and the Partnership received net sale proceeds of approximately $1,255,000. These proceeds are currently scheduled to be distributed to the limited partners in the second quarter 2005.

•	The Marathon Building was sold in December 2004, following the restabilization of the asset with two long-term leases. The Partnership received net sale proceeds of approximately $1,634,000 in January 2005, and approximately $839,000 is currently scheduled to be distributed to the limited partners in the second quarter 2005. As set forth above, the remaining proceeds are being reserved to fund the Partnership’s pro rata share of the re-leasing costs for the remaining vacant space at 10407 Centurion Parkway North.

As we move further into the disposition-and-liquidation phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As the remaining property is positioned for sale, our attention will shift to locating a suitable buyer and negotiating a purchase and sale contract that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

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

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that own interests in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Results of Operations

Equity in Loss of Joint Ventures

Equity in loss of Joint Ventures was $(56,703) and $(92,771) for the three months ended March 31, 2005 and 2004, respectively. The 2005 decrease in loss is primarily attributable to (i) an increase in occupancy of 10407 Centurion Parkway North during 2004, (ii) a decline in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004, partially offset by (iii) an increase in depreciation expense as a result of placing tenant improvements into service at 10407 Centurion Parkway North in the fourth quarter of 2004, and (iv) foregone operating income during the first quarter of 2005 due to the sales of Stockbridge Village II in April 2004 and the Marathon Building in December 2004.

Expenses of the Partnership

Expenses of the Partnership were $36,486 and $28,175 for the three months ended March 31, 2005 and 2004, respectively. The 2005 increase is primarily due to higher administrative salaries, legal fees, postage and delivery, and printing costs, substantially all of which resulted from increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going-forward basis.

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

Short-Term Liquidity

During the three months ended March 31, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $36,000, as compared to approximately $24,000 for the three months ended March 31, 2004. The 2005 increase is primarily attributable to a corresponding increase in operating distributions received from Fund V-VI-VII Associates related to the cessation of rental abatements during 2004. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Operating cash flows are generally used to pay operating distributions to limited partners; however, we reserved such distributions for the quarter ended March 31, 2005. Our General Partners anticipate continuing to reserve operating distributions until the occupancy of 10407 Centurion Parkway North increases and the related re-leasing costs are funded. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for property owned by the Joint Venture.

During the three months ended March 31, 2005, we received net proceeds from the sale of the Marathon Building of approximately $1,634,000. During the same period, we invested net sale proceeds of approximately $215,000 in Fund IV-V Associates in order to fund re-leasing costs for 10407 Centurion Parkway North.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $21,000 as of March 31, 2005. During 2005, our General Partners anticipate that we will be able to fund our proportionate share of the remaining capital expenditures for 10407 Centurion Parkway North, which are necessary to prepare the remaining vacant space (approximately 39% of the building) for leasing.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Fund IV-V Associates, and net proceeds generated from the strategic sale of the remaining property. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned through the Fund IV-V Associates. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily affected by distributions received from the Fund IV-V Associates, which are dependent upon net operating income generated by the remaining property, less reserves for known capital expenditures.

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

As of March 31, 2005, we had received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of March 31, 2005
				Amount	Purpose
Hartford Building (sold in 2003)	$8,146,900	46.4%	$3,780,406	$1,208,623	• Operating expenses (2003) • Re-leasing the Marathon Building and 10407 Centurion Parkway building (2004) • Funding Partnership operations (2004)	$2,571,783	$0
Village Overlook Property (sold in 2003)	4,995,305	62.3%	3,113,729	636,581	• Re-leasing the 10407 Centurion Parkway building (2004) • Funding Partnership operations (2004)	2,221,218	255,930
Stockbridge Village II (sold in 2004)	2,705,451	46.4%	1,255,410	0	—	0	1,255,410
Marathon Building (sold in 2004)	9,927,330	16.5%	1,634,039	215,049	• Re-leasing the 10407 Centurion Parkway building (2005)	0	1,418,990

Total			$9,783,584	$2,060,253		$4,793,001	$2,930,330

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners determined that reserves of net sale proceeds of approximately $580,000 will be required to fund the Partnership’s pro rata share of the costs anticipated in connection with re-leasing 10407 Centurion Parkway North. Our General Partners anticipate distributing residual net sale proceeds of approximately $2,350,000 in the second quarter of 2005 as further described below.

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

Related-Party Transactions

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells

Management, and their affiliates for asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital and its affiliates and Wells Management, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.

WREF’s net income was approximately $5.5 million for the three months ended March 31, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of March 31, 2005 and December 31, 2004, WREF held cash balances of approximately $16.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo F. Wells, III, our General Partner, Wells Capital, the corporate general partner of our other General Partners, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984—September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

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

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of March 31, 2005, Wells Capital had incurred approximately $215,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Well Capital sponsors and advises two affiliated real estate investment trusts (the

“REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with us with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which should protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in a decrease to our net loss for the three months ended March 31, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income (loss) would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of March 31, 2005.

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

American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended March 31, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended March 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2005.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND V, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

May 13, 2005	/s/ LEO F. WELLS, III Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.
May 13, 2005	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

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