Form 10-Q
period 2005-06-30
WELLS REAL ESTATE FUND V L P
filed 2005-08-12
CIK 869713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

WELLS REAL ESTATE FUND V, L.P.

WELLS REAL ESTATE FUND V, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in our accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2004. Our results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND V, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$5,495,217	$6,736,167
Cash and cash equivalents	452,517	1,539,602
Due from joint ventures	0	96,695
Due from affiliate	0	1,146

Total assets	$5,947,734	$8,373,610

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$7,473	$14,994
Due to affiliates	6,290	2,873

Total liabilities	13,763	17,867

PARTNERS’ CAPITAL:
Limited partners:
Class A—1,578,066 and 1,575,566 units issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	5,933,971	8,346,545
Class B—122,536 and 125,036 units issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	0	9,198
General partners	0	0

Total partners’ capital	5,933,971	8,355,743

Total liabilities and partners’ capital	$5,947,734	$8,373,610

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$37,543	$70,467	$(19,160)	$(22,304)

EXPENSES:
Partnership administration	34,143	47,016	58,175	64,561
Legal and accounting	11,630	8,965	23,757	19,246
Other general and administrative	729	750	1,056	1,099

Total expenses	46,502	56,731	82,988	84,906

INTEREST AND OTHER INCOME	18,064	11,037	30,376	25,612

NET INCOME (LOSS)	$9,105	$24,773	$(71,772)	$(81,598)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(156,688)	$96,367	$(228,366)	$96,367

CLASS B	$165,793	$(71,594)	$156,594	$(177,965)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.10)	$0.06	$(0.14)	$0.06

CLASS B	$1.35	$(0.55)	$1.27	$(1.36)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,578,066	1,571,566	1,576,816	1,569,566

CLASS B	122,536	129,036	123,786	131,036

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE SIX MONTHS ENDED JUNE 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	1,567,566	$12,289,864	133,036	$478,563	$0	$12,768,427
Class B conversion elections	8,000	10,188	(8,000)	(10,188)	0	0
Net income (loss)	0	472,274	0	(91,956)	0	380,318
Distributions of net sale proceeds ($2.82 and $2.85 per Class A Unit and Class B Unit, respectively)	0	(4,425,781)	0	(367,221)	0	(4,793,002)

BALANCE, December 31, 2004	1,575,566	8,346,545	125,036	9,198	0	8,355,743
Class B conversion elections	2,500	0	(2,500)	0	0	0
Net income (loss)	0	(228,366)	0	156,594	0	(71,772)
Distributions of net sale proceeds ($1.39 and $1.34 per Class A Unit and Class B Unit, respectively)	0	(2,184,208)	0	(165,792)	0	(2,350,000)

BALANCE, June 30, 2005	1,578,066	$5,933,971	122,536	$0	$0	$5,933,971

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,772)	$(81,598)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in loss of joint ventures	19,160	22,304
Operating distributions received from joint ventures	55,505	54,684
Operating changes in assets and liabilities:
Decrease in due from affiliate	1,146	0
Increase in due to affiliates	3,417	0
(Decrease) increase in accounts payable and accrued expenses	(7,521)	8,644

Total adjustments	71,707	85,632

Net cash flows (used in) provided by operating activities	(65)	4,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(371,058)	(1,097,439)
Net sale proceeds received from joint ventures	1,634,038	1,255,410

Net cash flows provided by investing activities	1,262,980	157,971

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(2,350,000)	(1,507,002)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,087,085)	(1,344,997)

CASH AND CASH EQUIVALENTS, beginning of period	1,539,602	6,605,558

CASH AND CASH EQUIVALENTS, end of period	$452,517	$5,260,561

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund V, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on October 25, 1990 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Class B limited partners shall have a one-time right to elect to have all of their units treated as Class A Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partner unit has equal voting rights, regardless of class.

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

On April 29, 2004, four Wells-affiliated Joint Ventures, including Fund V-VI Associates, sold five real properties, including Stockbridge Village II, to an unrelated third party for a gross sale price of $23,750,000. As a result of the sale of Stockbridge Village II, the Partnership received net sale proceeds of approximately $1,255,000 and was allocated a gain of approximately $156,000.

On December 29, 2004, Fund V-VI-VII Associates sold the Marathon Building to an unrelated third party for a gross sales price of $10,250,000. As a result of the sale, the Partnership received net sale proceeds of approximately $1,600,000 and was allocated a gain of approximately $549,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to limited partners holding Class A Units until they have received a 10% per annum return on their adjusted capital contributions, as defined. Additional cash available for distribution is then paid first to the General Partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is to be allocated between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No distributions of net cash from operations will be made to the limited partners holding Class B Units.

Distribution of Sales Proceeds

Upon the sale of properties, net sale proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Class A Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective adjusted capital contribution, as defined;

•	To limited partners holding Class B Units on a per-unit basis until such limited partners have received an amount equal to the net cash available for distribution received by the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners on a per-unit basis until they have received a cumulative 10% per annum return on their respective adjusted capital contribution, as defined;

•	To limited partners holding Class B Units on a per-unit basis until such limited partners have received a cumulative 15% per annum return on their respective adjusted capital contribution, as defined;

•	To the General Partners until they have received 100% of their respective capital contributions, as defined; and

•	Thereafter, 80% to the limited partners and 20% to the General Partners.

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

Management and Leasing Fees

The Partnership entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management, management and leasing fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through Joint Ventures is $4,239 and $1,355 for the three months ended June 30, 2005 and 2004, respectively, and $16,020 and $4,808 for the six months ended June 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $19,573 and $27,589 for the three months ended June 30, 2005 and 2004, respectively, and $38,755 and $42,197 for the six months ended June 30, 2005 and 2004, respectively. As of December 31, 2004, overpayments to Wells Capital for administrative reimbursements of $1,146 are recorded as due from affiliate in the accompanying balance sheet. As of December 31, 2004, administrative reimbursements due to Wells Management of $2,873 are included in due to affiliates in the accompanying balance sheet. As of June 30, 2005, administrative reimbursements due to Wells Management and Wells Capital of $6,290 are included in due to affiliates in the accompanying balance sheet.

4.	INVESTMENT IN JOINT VENTURES

Summary of Operations

Condensed financial information for the Joint Ventures for the three months and six months ended June 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations			Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund IV-V Associates	$313,602	$37,373	$67,381	$(170,237)	$0	$7,974		$67,381	$(162,263)
Fund V-VI Associates	0	0	(2,166)	(10,562)	(6,594)	351,378	(1)	(8,760)	340,816
Fund V-VI-VII Associates	0	0	(2,385)	(2,291)	0	84,075		(2,385)	81,784

	$313,602	$37,373	$62,830	$(183,090)	$(6,594)	$443,427		$56,236	$260,337

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations			Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund IV-V Associates	$518,333	$55,919	$(16,952)	$(376,902)	$0	$9,397		$(16,952)	$(367,505)
Fund V-VI Associates	0	0	(6,709)	(19,647)	(6,594)	410,012	(1)	(13,303)	390,365
Fund V-VI-VII Associates	0	0	(11,395)	(8,539)	(3,307)	164,262		(14,702)	155,723

	$518,333	$55,919	$(35,056)	$(405,088)	$(9,901)	$583,671		$(44,957)	$178,583

(1)	Includes a gain of approximately $335,000 recognized on the sale of Stockbridge Village II, of which approximately $156,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

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

Portfolio Overview

We have moved from the positioning-for-sale phase into the disposition-and-liquidation phase of our life cycle. We have now sold four assets with the closing of the Marathon Building in December 2004. Our focus on the remaining asset involves re-leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

During 2005, we are focused on re-leasing efforts at 10407 Centurion Parkway North and are pleased to report that ADP, Inc. expanded during the second quarter, which increased total occupancy to approximately 80%. We also made a distribution of net sale proceeds to the limited partners during the second quarter totaling approximately $2,350,000 from the sales of the Village Overlook Property, Stockbridge Village II, and the Marathon Building.

With only one property remaining in the portfolio, the General Partners are currently reserving operating cash and the remaining net sale proceeds from the sale of the Marathon Building to fund the anticipated re-leasing costs for the remaining vacancy at 10407 Centurion Parkway North. Accordingly, due to the decline in operating cash flow resulting from recent property sales, we anticipate continuing to reserve operating distributions to limited partners in the near term until such re-leasing costs are fully funded. Once the outcome of the property re-leasing effort is known, the General Partners will evaluate if further distributions of net sale proceeds are appropriate.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	We have continued to focus our efforts on leasing 10407 Centurion Parkway North during the second quarter of 2005. Occupancy has increased from approximately 61% in the first quarter of 2005 to approximately 80% as of June 30, 2005. We will continue to pursue leasing opportunities for the remaining vacant space.

•	Stockbridge Village II was sold on April 29, 2004 for a gain of approximately $335,000, of which approximately $156,000 was allocated to the Partnership.

•	Following the restabilization of the asset with two long-term leases, the Marathon Building was sold in December 2004 for a gain of approximately $3,334,000, of which approximately $549,000 was allocated to the Partnership.

•	The Hartford Building was sold in 2003 for a gain of approximately $2,671,000, of which approximately $1,239,000 was allocated to the Partnership.

•	The Village Overlook Property was sold in 2003 for a gain of approximately $1,830,000, of which approximately $1,140,000 was allocated to the Partnership.

•	As of June 30, 2005, the property sales described above generated approximately $9,784,000 in net sale proceeds allocated to the Partnership, of which approximately $2,216,000 has been utilized, approximately $7,143,000 has been distributed to the limited partners, and approximately $424,000 is currently being reserved to fund the Partnership’s pro-rata share of anticipated re-leasing costs at 10407 Centurion Parkway North (see Liquidity and Capital Resources below).

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

Results of Operations

Equity in Income (Loss) of Joint Ventures

Equity in income (loss) of Joint Ventures was $37,543 and $70,467 for the three months ended June 30, 2005 and 2004, respectively, and $(19,160) and $(22,304) for the six months ended June 30, 2005 and 2004, respectively. The decrease for the second quarter 2005, as compared to the second quarter 2004, is primarily due to (i) an increase in depreciation expense as a result of placing tenant improvements into service at 10407 Centurion Parkway North in the fourth quarter of 2004 and (ii) forgone operating income as a result of the sales of Stockbridge Village II in April 2004 and the Marathon Building in December 2004, partially offset by (iii) a decline in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004.

The losses generated for the six months ended June 30, 2005 and 2004 are primarily a result of low occupancy at 10407 Centurion Parkway North. The decrease in equity in loss of Joint Ventures for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, is primarily attributable to (i) an increase in occupancy of 10407 Centurion Parkway North by approximately 20% in May 2005, partially offset by (ii) gains recognized on the sale of Stockbridge Village II in April 2004.

Expenses of the Partnership

Expenses of the Partnership were $46,502 and $56,731 for the three months ended June 30, 2005 and 2004, respectively, and $82,988 and $84,906 for the six months ended June 30, 2005 and 2004, respectively. The 2005 decreases are primarily attributable to a decrease in administrative salary expense as a result of the property sales described above.

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

Short-Term Liquidity

During the six months ended June 30, 2005, we generated net operating cash outflows, including operating distributions received from the Joint Ventures, of approximately $65, as compared to generating net operating cash inflows of approximately $4,000 for the six months ended June 30, 2004. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We have reserved operating distributions to limited partners in order to fund our pro-rata portion of the costs anticipated in connection with re-leasing 10407 Centurion Parkway North, and we anticipate continuing to reserve distributions until such costs are funded. The 2005 decrease is primarily attributable to a change in the timing of payments of current liabilities, as more second quarter expenses were paid in the second quarter of 2005, as compared to the second quarter of 2004.

Operating distributions from the Joint Ventures have ceased as a result of the sales of properties in current and previous periods and are not expected to be reinstated in the near term as we intend to use such operating cash flows to fund the Partnership’s pro-rata share of re-leasing costs in order to ready 10407 Centurion Parkway North for sale in subsequent periods. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from 10407 Centurion Parkway North, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for the remaining property owned by Fund IV-V Associates.

During the six months ended June 30, 2005, we also received net proceeds from the December 2004 sale of the Marathon Building of approximately $1.6 million and have invested approximately $0.4 million of net sale proceeds in Fund IV-V Associates in order to provide funding for tenant improvements related to the approximately 19% of newly leased space at 10407 Centurion Parkway North.

We believe that the cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $14,000 as of June 30, 2005. Our General Partners anticipate that we will be able to fund our proportionate share of the remaining capital expenditures for 10407 Centurion Parkway North, which are necessary to prepare the remaining vacant space (approximately 20% of the building) for leasing using cash on hand during the remainder of 2005.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from Fund IV-V Associates and net proceeds generated from the strategic sale of the remaining property. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned through Fund IV-V Associates. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily affected by distributions received from Fund IV-V Associates, which are dependent upon net operating income generated by the remaining property, less reserves for known capital expenditures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties on an all-cash basis that are pre-leased to creditworthy tenants through joint ventures with affiliated partnerships.

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

As of June 30, 2005, we had received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2005
				Amount	Purpose
Hartford Building (sold in 2003)	$8,146,900	46.4%	$3,780,406	$1,208,623	• Operating expenses (2003) • Re-leasing the Marathon Building and 10407 Centurion Parkway (2004) • Funding Partnership operations (2004)	$2,571,783	$0
Village Overlook Property (sold in 2003)	4,995,305	62.3%	3,113,729	636,581	• Re-leasing 10407 Centurion Parkway (2004) • Funding Partnership operations (2004)	2,477,148	0
Stockbridge Village II (sold in 2004)	2,705,451	46.4%	1,255,410	0	—	1,255,410	0
Marathon Building (sold in 2004)	9,927,330	16.5%	1,634,039	370,882	• Re-leasing 10407 Centurion Parkway (2005)	838,660	424,497

Total			$9,783,584	$2,216,086		$7,143,001	$424,497

During the second quarter 2005, we distributed approximately $2,350,000 of net sale proceeds from the sales of the Village Overlook Property, Stockbridge Village II, and the Marathon Building to the limited partners. Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that reserves of net sale proceeds of approximately $424,000 will be required to fund the Partnership’s pro-rata share of the costs anticipated in connection with re-leasing 10407 Centurion Parkway North. Accordingly, our General Partners continue to monitor our capital needs and evaluate the availability of net sale proceeds for distribution to the limited partners in the future.

Related-Party Transactions

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

WREF’s net income was approximately $14.4 million for the six months ended June 30, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2005 and December 31, 2004, WREF held cash balances of approximately $32.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in a decrease to our net loss for the six months ended June 30, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income (loss) would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets we held as of June 30, 2005.

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

Potential Tax Impact for Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act are intended to apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended June 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended June 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended June 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND V, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 12, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2005	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND V, L.P.

Exhibit No.	Description

10.1	First Amendment to Lease with ADP, Inc. for a portion of 10407 Centurion Parkway North Building (previously filed with the Commission as Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund IV, L.P. for the period ending June 30, 2005, Commission File No. 0-20103, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002