Form 10-Q
period 2005-09-30
WELLS REAL ESTATE FUND V L P
filed 2005-11-14
CIK 869713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                      to

Commission file number 0-21580

WELLS REAL ESTATE FUND V, L.P.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1936904 (I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

N/A

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Any such forward-looking statements are subject to known and unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services;

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time;

•	Our ability to liquidate and dissolve the Partnership in a timely manner, to fund related administrative costs, and to minimize such costs;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions;

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Our ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners, including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND V, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004. The Partnership’s results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND V, L.P.

BALANCE SHEETS

ASSETS

	September 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$5,447,530	$6,736,167
Cash and cash equivalents	408,375	1,539,602
Due from joint ventures	0	96,695
Due from affiliate	0	1,146

Total assets	$5,855,905	$8,373,610

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$9,710	$14,994
Due to affiliates	6,319	2,873

Total liabilities	16,029	17,867

PARTNERS’ CAPITAL:
Limited partners:
Class A—1,578,066 and 1,575,566 units issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	5,839,876	8,346,545
Class B—122,536 and 125,036 units issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	0	9,198
General partners	0	0

Total partners’ capital	5,839,876	8,355,743

Total liabilities and partners’ capital	$5,855,905	$8,373,610

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
EQUITY IN LOSS OF JOINT VENTURES	$(47,687)	$(62,594)	$(66,847)	$(84,898)

EXPENSES:
Partnership administration	28,609	30,258	87,840	95,918
Legal and accounting	23,472	13,137	47,229	32,384

Total expenses	52,081	43,395	135,069	128,302

INTEREST AND OTHER INCOME	5,673	12,926	36,049	38,540

NET LOSS	$(94,095)	$(93,063)	$(165,867)	$(174,660)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(94,095)	$0	$(322,461)	$96,367

CLASS B	$0	$(93,063)	$156,594	$(271,027)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.06)	$0.00	$(0.20)	$0.06

CLASS B	$0.00	$(0.72)	$1.27	$(2.08)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,578,066	1,571,566	1,577,233	1,570,233

CLASS B	122,536	129,036	123,369	130,369

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	1,567,566	$12,289,864	133,036	$478,563	$0	$12,768,427

Class B conversion elections	8,000	10,188	(8,000)	(10,188)	0	0
Net income (loss)	0	472,274	0	(91,956)	0	380,318
Distributions of net sale proceeds ($2.82 and $2.85 per Class A Unit and Class B Unit, respectively)	0	(4,425,781)	0	(367,221)	0	(4,793,002)

BALANCE, December 31, 2004	1,575,566	8,346,545	125,036	9,198	0	8,355,743

Class B conversion elections	2,500	0	(2,500)	0	0	0
Net income (loss)	0	(322,461)	0	156,594	0	(165,867)
Distributions of net sale proceeds ($1.38 and $1.34 per weighted-average Class A Unit and Class B Unit, respectively)	0	(2,184,208)	0	(165,792)	0	(2,350,000)

BALANCE, September 30, 2005	1,578,066	$5,839,876	122,536	$0	$0	$5,839,876

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(165,867)	$(174,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint ventures	66,847	84,898
Operating changes in assets and liabilities:
Decrease in due from affiliate	1,146	0
Increase in due to affiliates	3,446	0
(Decrease) increase in accounts payable and accrued expenses	(5,284)	12,102

Total adjustments	66,155	97,000
Operating distributions received from joint ventures	55,505	57,535

Net cash flows used in operating activities	(44,207)	(20,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(371,058)	(1,415,337)
Net sale proceeds received from joint ventures	1,634,038	1,255,410

Net cash flows provided by (used in) investing activities	1,262,980	(159,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(2,350,000)	(1,507,002)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,131,227)	(1,687,054)

CASH AND CASH EQUIVALENTS, beginning of period	1,539,602	6,605,558

CASH AND CASH EQUIVALENTS, end of period	$408,375	$4,918,504

See accompanying notes.

WELLS REAL ESTATE FUND V, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund V, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on October 25, 1990 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Class B limited partners shall have a one-time right to elect to have all of their units treated as Class A Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partner unit has equal voting rights, regardless of class.

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

Wells Real Estate Fund IV, L.P., Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. are affiliated with the Partnership through common general partners. Each of the aforementioned properties was acquired on an all-cash basis. For further information regarding the Joint Ventures and forgoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

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

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are distributed to the joint venture partners on a quarterly basis.

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined the joint venture partners are not related parties, as defined in FIN 46(R) and SFAS No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

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

Distribution of Sale Proceeds

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

Management and Leasing Fees

The Partnership entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management, management and leasing fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through Joint Ventures is $9,834 and $1,221 for the three months ended September 30, 2005 and 2004, respectively, and $25,853 and $6,029 for the nine months ended September 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $18,290 and $23,001 for the three months ended September 30, 2005 and 2004, respectively, and $57,045 and $65,198 for the nine months ended September 30, 2005 and 2004, respectively. As of December 31, 2004, overpayments to Wells Capital for administrative reimbursements of $1,146 are recorded as due from affiliate in the accompanying balance sheet. As of September 30, 2005 and December 31, 2004, administrative reimbursements due to Wells Management and/or Wells Capital of $6,319 and $2,873, respectively, are included in due to affiliates in the accompanying balance sheet.

4.	INVESTMENT IN JOINT VENTURES

Summary of Operations

Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund IV-V Associates	$214,695	$149,316	$(75,043)	$(125,487)	$0	$(733)	$(75,043)	$(126,220	)(1)
Fund V-VI Associates	0	0	(1,602)	(9,417)	605	(70)	(997)	(9,487)
Fund V-VI-VII Associates	0	0	(2,722)	(4,754)	0	129,208	(2,722)	124,454	(1)

	$214,695	$149,316	$(79,367)	$(139,658)	$605	$128,405	$(78,762)	$(11,253)

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations			Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund IV-V Associates	$732,572	$205,235	$(91,995)	$(502,389)	$0	$8,664		$(91,995)	$(493,725	)(1)
Fund V-VI Associates	0	0	(8,311)	(29,064)	(5,989)	409,942	(2)	(14,300)	380,878
Fund V-VI-VII Associates	0	0	(13,994)	(13,293)	(3,430)	293,470		(17,424)	280,177	(1)

	$732,572	$205,235	$(114,300)	$(544,746)	$(9,419)	$712,076		$(123,719)	$167,330

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to net income (loss) for the three months and nine months ended September 30, 2004 of $39,339 and $42,330 for Fund IV-V Associates and Fund V-VI-VII Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.
(2)	Includes a gain of approximately $335,000 recognized on the sale of Stockbridge Village II, of which approximately $156,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

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

Portfolio Overview

We have moved from the positioning-for-sale phase into the disposition-and-liquidation phase of our life cycle. We have now sold four assets with the closing of the Marathon Building in December 2004. Our focus on the remaining asset involves re-leasing and marketing efforts that we believe will result in the best disposition pricing for our limited partners.

During 2005, we are focused on re-leasing efforts at 10407 Centurion Parkway North and are pleased to report that the majority tenant, ADP, Inc., leased additional space, which, along with several additional small leases, increased total occupancy of this property to approximately 84%. We also made a distribution of net sale proceeds to the limited partners during the second quarter totaling approximately $2,350,000 from the sales of the Village Overlook Property, Stockbridge Village II, and the Marathon Building.

With only one property remaining in the portfolio, the General Partners are currently reserving operating cash and the remaining net sale proceeds from the sale of the Marathon Building to fund the anticipated re-leasing costs for the remaining vacancy at 10407 Centurion Parkway North. Accordingly, due to the decline in operating cash flow resulting from recent property sales, we anticipate continuing to reserve operating distributions to limited partners in the near term until such re-leasing costs are fully funded. Once the outcome of the property re-leasing effort is known, the General Partners will evaluate if further distributions of net sale proceeds would be appropriate.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	The Hartford Building was sold on August 12, 2003.

•	The Village Overlook Property was sold on September 29, 2003.

•	Stockbridge Village II was sold on April 29, 2004.

•	Following the restabilization of the asset with two long-term leases, the Marathon Building was sold on December 29, 2004.

•	We have continued to focus our efforts on leasing 10407 Centurion Parkway North during the third quarter of 2005. Occupancy has increased from approximately 80% as of June 30, 2005 to approximately 84% as of September 30, 2005. We will continue to pursue leasing opportunities for the remaining vacant space.

•	As of September 30, 2005, the property sales described above generated an aggregate of approximately $9,784,000 in net sale proceeds allocated to the Partnership, of which approximately $2,266,000 has been utilized, approximately $7,143,000 has previously been distributed to the limited partners, and approximately $375,000 is currently being reserved to fund the Partnership’s pro-rata share of anticipated re-leasing costs at 10407 Centurion Parkway North.

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

Results of Operations

Equity in Loss of Joint Ventures

Equity in loss of Joint Ventures was $(47,687) and $(62,594) for the three months ended September 30, 2005 and 2004, respectively, and $(66,847) and $(84,898) for the nine months ended September 30, 2005 and 2004, respectively. The losses generated for the three months and nine months ended September 30, 2005 and 2004 are primarily a result of low occupancy at 10407 Centurion Parkway North. The decrease in equity in loss of Joint Ventures for 2005, as compared to 2004, is primarily attributable to (i) an increase in occupancy of 10407 Centurion Parkway North by approximately 23% beginning in July 2005, partially offset by (ii) a gain recognized on the sale of Stockbridge Village II in April 2004.

Expenses of the Partnership

Expenses of the Partnership were $52,081 and $43,395 for the three months ended September 30, 2005 and 2004, respectively, and $135,069 and $128,302 for the nine months ended September 30, 2005 and 2004, respectively. The 2005 increases are primarily attributable to additional legal and accounting costs resulting from increased reporting and regulatory requirements. We anticipate additional increases in our administrative expenses in future periods related to compliance with reporting and regulatory requirements.

Liquidity and Capital Resources

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2005 and 2004, we generated net operating cash outflows, reduced by operating distributions received from the Joint Ventures, of approximately $44,000 and $20,000, respectively. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The 2005 decrease is primarily attributable to a change in the timing of payments of current liabilities.

Operating distributions from the Joint Ventures have ceased as a result of the sales of properties in current and previous periods and are not expected to be reinstated in the near term as we intend to use such operating cash flows to fund the Partnership’s pro-rata share of re-leasing costs in order to ready 10407 Centurion Parkway North for sale in subsequent periods. We have reserved current period operating distributions to limited partners in order to fund our pro-rata portion of the costs anticipated in connection with re-leasing 10407 Centurion Parkway North, and we anticipate continuing to reserve distributions until such costs are funded. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from

10407 Centurion Parkway North, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for the remaining property owned by Fund IV-V Associates.

During the nine months ended September 30, 2005, we also received net proceeds from the December 2004 sale of the Marathon Building of approximately $1.6 million and have invested approximately $0.4 million of net sale proceeds in Fund IV-V Associates in order to provide funding for tenant improvements related to the approximately 23% of newly leased space at 10407 Centurion Parkway North. In addition, we distributed net sale proceeds to limited partners of approximately $2.4 million during the nine months ended September 30, 2005.

We believe that the cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $16,000, as of September 30, 2005. We anticipate that we will be able to fund our proportionate share of the remaining capital expenditures for 10407 Centurion Parkway North, which are necessary to prepare the remaining vacant space (approximately 16% of the building) for leasing using cash on hand during the remainder of 2005.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from Fund IV-V Associates and net proceeds generated from the strategic sale of the remaining property. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned through Fund IV-V Associates. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements. Future cash flows from operating activities will be primarily affected by distributions received from Fund IV-V Associates, which are dependent upon net operating income generated by the remaining property, less reserves for known capital expenditures.

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

As of September 30, 2005, we had received, used, and held net proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Allocated to the Partnership	Use of Net Proceeds		Net Proceeds Distributed to Partners as of September 30, 2005	Undistributed Net Proceeds as of September 30, 2005
				Amount	Purpose
Hartford Building (sold in 2003)	$8,146,900	46.4%	$3,780,406	$1,208,623	• Operating expenses (2003) • Re-leasing the Marathon Building and 10407 Centurion Parkway North (2004) • Funding Partnership operations (2004)	$2,571,783	$0

Village Overlook Property (sold in 2003)	4,995,305	62.3%	3,113,729	636,581	• Re-leasing 10407 Centurion Parkway North (2004) • Funding Partnership operations (2004)	2,477,148	0

Stockbridge Village II (sold in 2004)	2,705,451	46.4%	1,255,410	0	—	1,255,410	0

Marathon Building (sold in 2004)	9,927,330	16.5%	1,634,039	420,882	• Re-leasing 10407 Centurion Parkway North (2005) • Funding Partnership operations (2005)	838,660	374,497

Total			$9,783,584	$2,266,086		$7,143,001	$374,497

During the second quarter 2005, we distributed approximately $2,350,000 of net sale proceeds from the sales of the Village Overlook Property, Stockbridge Village II, and the Marathon Building to the limited partners. Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that reserves of net sale proceeds of approximately $374,000 will be required to fund the Partnership’s pro-rata share of the anticipated costs in connection with re-leasing 10407 Centurion Parkway North. Accordingly, our General Partners continue to monitor our capital needs and evaluate the availability of net sale proceeds for distribution to the limited partners in the future.

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

Economic Dependency

We have engaged Wells Capital and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and Wells Investment Securities, Inc. based on, among other things, the level of investor proceeds raised from the sale of Wells Real Estate Investment Trust II, Inc.’s common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of September 30, 2005 and December 31, 2004, WREF believes that it generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III and Wells Capital, our General Partners, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. Both the plaintiffs and the defendants have filed briefs supporting their respective positions, and the plaintiffs’ motion is still pending before the Court.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income (loss) would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets we held as of September 30, 2005.

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

Potential Tax Impact on Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners; however, it is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless Congress passes legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in taxable year 2005 and thereafter, passive losses allocable to limited partners holding Class B Units may only be used to offset passive income generated from the same property or within the same fund.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended September 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended September 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended September 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND V, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 14, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 14, 2005	/s/ DOUGLAS P. WILLIAMS
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